Form 10-K
period 1997-04-30
TRI NATIONAL DEVELOPMENT CORP
filed 1997-08-18
CIK 1034415

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES AND EXCHANGE ACT OF 1934

               For the fiscal year ended April 30, 1997

                      Commission File No. 0-29164

                    TRI-NATIONAL DEVELOPMENT CORP.

            (Name of Small Business Issuer in its charter)



          Wyoming                                         33-0741573
(State of other Jurisdiction                            I.R.S. Employer
of incorporation or organization)                      Identification No.


                   480 Camino Del Rio S., Suite 140
                      San Diego, California 92108
               (Address of principal executive officers)

Securities registered pursuant to section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:

                 Common Stock, No Par Value Per Share
                           (Title of Class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X     No
                               -----     -----

As of August 1, 1997, 14,275,263 shares of the registrant's common stock were outstanding. The aggregate market value of the Registrants's free-trading common stock, held by non-affiliates on August 1, 1997 was approximately $4,500,000, based on the closing price of the stock on August 1, 1997.

                    TRI-NATIONAL DEVELOPMENT CORP.

                              FORM 10-KSB

               FOR THE FISCAL YEAR ENDED APRIL 30, 1997

                           TABLE OF CONTENTS

INTRODUCTION                                                         PAGE

Item 1    Description of Business  . . . . . . . . . . . . . . . .    3
Item 2    Management's Discussion and Analysis or
          Plan of Operation. . . . . . . . . . . . . . . . . . . .    6
Item 3    Description of Property  . . . . . . . . . . . . . . . .    6
Item 4    Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . . . . . .    6
Item 5    Directors, Executive Officers, Promoters
          and Control Persons. . . . . . . . . . . . . . . . . . .    7
Item 6    Executive Compensation . . . . . . . . . . . . . . . . .    9
Item 7    Certain Relationships and Related
          Transactions . . . . . . . . . . . . . . . . . . . . . .    9
Item 8    Legal Proceedings. . . . . . . . . . . . . . . . . . . .    9
Item 9    Market for Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . . .    9
Item 10   Recent Sales of Unregistered Securities. . . . . . . . .    10
Item 11   Description of Securities. . . . . . . . . . . . . . . .    10
Item 12   Indemnification of Directors and Officers. . . . . . . .    12
Item 13   Financial Statements . . . . . . . . . . . . . . . . . .    12
Item 14   Changes in and Disagreements with
          Accountants on Accounting and
          Financial Disclosure . . . . . . . . . . . . . . . . . .    13
Item 15   Financial Statements and Exhibits. . . . . . . . . . . .    14

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

          Exhibits:

Item 1.   Description of Business

Tri-National Development Corp. ("TND" or the "Company") was incorporated on July 31, 1979 as Rocket Energy Resources Ltd. under the laws of the Province of British Columbia, Canada by registration of its Memorandum and Articles. The Company changed its name to MRI Medical Technologies, Inc. in April of 1989. On December 7, 1992, the Company changed its name to Tri-National Development Corp. on the basis of five (5) common shares of MRI Medical Technologies, Inc. for (1) common share of Tri-National Development Corp. The shareholders of the Company approved a resolution to change the corporate domicile from British Columbia, Canada to the State of Wyoming at the Annual General Meeting held on January 20, 1997.

Tri-National Development Corp. ("TND") is a publicly traded corporation which develops, sells and manages real estate projects in the U.S., Canada and Mexico. TND's present projects are:

TND/MEDICAL INTERNATIONAL, INC. - a wholly owned U.S. subsidiary, was formed to acquire, develop and/or manage medically related businesses. The initial geographic region for this company to focus on will be California and Baja California, Mexico. TND/Medical International, Inc. has acquired an existing entity in California, the Greater San Diego Imaging Center, described below.

THE GREATER SAN DIEGO IMAGING CENTER - has provided magnetic resonance imaging (MRI) services in the San Diego area since 1990. The Company has acquired the assets of the Greater San Diego Imaging Center, including the Fonar magnetic resonance imaging (MRI) equipment, the space lease, goodwill, including the name and other assets. This facility, with build outs, was originally financed for $2.5 million. The equipment has a current appraisal of $1.2 million and tenant improvements of $241,000. An "open unit" upgrade was recently completed for claustrophobic and large patients, which gives the Company the only open unit MRI facility in San Diego, California.

The closing on this facility occurred in November of 1996 for a combination of cash and stock for $600,000. The Company provided the 857,142 shares in the capital of the Company for the stock portion of the acquisition and First Colonial Ventures, Ltd., a Nevada publicly traded company, is providing the cash portion. First Colonial Ventures, Ltd. is to receive one third of TND/Medical International, Inc. for its contribution. In December of 1996, the Company acquired an additional $102,177 in accounts receivable for 291,935 common shares.

TRI-NATIONAL MEDICAL MANAGEMENT, INC. - Tri-National Development Corp. has a 39% interest in this Vancouver, B.C. company. Tri-National Medical Management, Inc. was incorporated to establish and manage diagnostic imaging centers and other medical facilities in various areas of Canada. This company is still in its development stage and expects its first operations in 1997.

MRI MEDICAL DIAGNOSTICS, INC. - is an Over the Counter Bulletin Board listed company under the symbol, MRMD. This company emerged from bankruptcy in January of 1996 and as part of its Reorganization Plan, TND received 5.9 million common shares (which represents almost 25% of the total outstanding) in exchange for a $2.9 million claim against the estate and 1.4 million common shares for reimbursement of ongoing expenses. The Board of Directors of MRI Medical Diagnostics, Inc. are currently reviewing various
acquisition targets in the medical industry.   The stock has been trading
under $.10 per share for the past several months.

As a result of the Reorganization Plan, the Company also acquired all of the common stock of MRI Grand Terrace, Inc. MRI Grand Terrace, Inc. was originally a joint venture between MRI Medical Diagnostics, Inc. and the Company and previously owned the Grand Terrace Retirement Hotel. This hotel is an 87 room retirement facility located in San Bernardino, California. The sole asset of this corporation is a lawsuit against Chino Valley Bank, the seller of the retirement hotel. The litigation involves a claim by MRI Grand Terrace, Inc. and the joint venture partners that the seller bank did not disclose the existence of an encroachment which hindered the build out and use of the property. Consequently, MRI Grand Terrace, Inc., the hotel, went into foreclosure and MRI Medical Diagnostics, Inc. and the Company instituted the litigation seeking several million dollars in damages. Chino Valley Bank has answered the suit and there can be no assurance that the Company will benefit in any fashion from the outcome of the litigation.

HILLS OF BAJAMAR - TND currently owns 100% of Planificacion Desarollos de Jatay, S.A. de C.V., a Mexican corporation, having executed a contract to acquire this entity for a combination of cash and stock from Pacific Medical International, Inc., which was formed for the sole purpose of owning and developing the Hills of Bajamar, formerly known as, the Santa Fe Ranch. The Hills of Bajamar is an approximate 1,000 hectare (roughly 2,500 acre)parcel of real property located in the Municipality of Ensenada, on the Pacific Ocean side of Baja, Mexico, 50 miles south of San Diego,California.

Planificacion Desarollos de Jatay, S.A. de C.V. Inc. has succeeded to a land purchase contract which provides for an overall purchase price of
$6,000,000 for the 2,500 acres ($2,400 per acre).   The terms for the
remaining balance of $4,800,000 are $600,000 per year for 8 years. There is no interest until the sixth year, when interest on the remaining balance begins at 6% per annum. Planificacion has title to 237 acres and is currently taking title to 247 additional acres.

The property is located in the region that has become known as "the Gold Coast" because of the current and planned developments. Bajamar (see below), a 1,600 acre master-planned oceanfront resort, is located directly across the highway from the property. Bajamar is currently owned by Desarrollos Urbanos Baja California, S.A. de C.V., whose largest shareholder is Grupo Situr, the largest resort developer in Mexico and the owner of the Kona Kai Hotel in San Diego. Bajamar consists of 1,600 acres, which include 27 holes of championship golf, 81 room hotel with land set aside for an additional 9 holes of golf, additional hotel, condominiums and luxury family homes. Grupo Situr was in the process of an announced $100,000,000 in improvements.

TND entered into escrow in June of 1996 to purchase the Bajamar Golf Courses, 81 room hotel, clubhouse with restaurant, tennis courts, driving range and approximately 300 acres of assorted residential properties on the
golf courses amounting to $39,500,000.   The escrow, which had an original
expected closing by October 5, 1996, has been mutually extended.

The properties in escrow are in addition to a timeshare and commercial property at Bajamar, which the Company is acquiring for a combination of cash and stock. The timeshare and commerical property is on a bluff overlooking both golf courses and the Pacific Ocean with a purchase price of $13,279,055, and is approved for 326 timeshare units and 26,000 square feet of retail facilities.

The region caters primarily to Southern California travelers already visiting Baja California, and provides an alternative attraction for the snowbirds visiting Palm Springs, Phoenix and Las Vegas. Where these desert communities are only viable six months of the year due to extreme heat in the summer, Baja California offers a year round temperate climate averaging 75 degrees Fahrenheit. Additionally, Baja California offers the amenities available from its oceanfront location including fishing, sailing, swimming, surfing and other water sports, a competitive advantage that desert communities cannot provide. Each month more than 2 million visitors cross the border into Baja California for recreation and shopping, including 500,000 people that cross for work and business. To further enhance this region, there are two international airports located within a 60 minute drive of the property.

As indicated, the Hills of Bajamar was purchased for $2,400 per acre ($.60 per sq. meter). The purchase terms were negotiated in 1991 prior to four events. The four events were: (1) the passage of NAFTA; (2) the liberalization of foreign ownership of land in Mexico; (3) the California Department of Real Estate issuing a decree that the advertisement in California for sale of foreign homes and land is no longer subject to their jurisdiction; and (4) the mega-developments in the area. A bank appraisal in 1996 showed the property valued in excess of $60,000 per acre or $30,000,000 for the 500 acres Planificacion Desarrollos de Jatay, S.A. de C.V. is currently taking title.

Other new developments in the region include: (1) a $200 million plan to privatize and expand the port of Ensenada, which is planned to include a 70 mile railroad link to the United States, Baja California's first container-handling facility, and a new passenger cruise ship terminal, which is already under construction; (2) a $400 million power plant that will generate 440 megawatts, enough to power one million homes, to be built in the Rosarito and Ensenada area; (3) the possible legislation of casino gaming will be a tremendous windfall for the Mexican economy and the Baja California coast; (4) construction is under way on Puerto Salina, a reported $150 million, 600-boat marina that is located just one mile north of the Hills of Bajamar or 46 nautical miles south of San Diego; (5) Beacon Studios, a Canadian movie production company, in conjunction with Fox Studios, has built a movie studio located on a 150-acre site just north of the Hills of Bajamar with a project cost in excess of $55 million for the filming of the movie, the Titanic.

LAS VEGAS HOTEL, CASINO AND TIME SHARE COMPLEX - On August 31, 1996, the Company entered into a Letter of Intent with a Nevada holding corporation, SW Holding Corporation, to acquire a hotel, casino and time share complex on five acres in Las Vegas, Nevada. The hotel has a guaranteed net income of at least $1.2 million annually against 25% of sales from the operator. The acquisition price was $19,000,000 to be paid in cash and stock. Mortgages and equity valued at $8,000,000 held by the seller will be exchanged for 2,000,000 shares of the Company's preferred convertible stock. This transaction is subject to completion of a placement of the Company's preferred convertible stock. The Company retains a first right of refusal on these same terms to further protect its interest. Financing is also being sought to build an additional new high rise hotel and casino tower, with 500 time share suites and a new 35,000 square foot casino. The advantage to such an addition to the Company's base, will be to secure a Nevada gaming license to compliment our resort properties in Baja, California in the event that casino licenses are issued in Mexico.

Item 2.   Plan of Operation

The Company plans to develop a 200 acre medical campus on its Hills of Bajamar property, utilizing the attractiveness of the lower cost for support available in Mexico, combined with the historic quality of medicine in the United States, located just miles south of the San Diego-Baja, California border. The target group for the Company's services would be tourists and ex-patriots who presently must rely on the Mexican health care system, which is designed primarily for Mexican Nationals. The Company's medical campus would serve the 75,000 Americans in the region and the 2 million people crossing the border each month access to U.S. quality healthcare. Additionally, Tri-National Development Corp. will be developing an international retirement community at this site, which also require the medical services. This facility is in addition to the planned 326 timeshare units at Bajamar that TND is to develop.

Tri-National Development Corp. plans to develop a 200+ acre medical campus on the 500 acre parcel at the Hills of Bajamar. Tri-National Development Corp. is to create the concept and develop the medical campus. The medical campus is planned to consist of the following four components: (1) a continuing medical educational facility; (2) a pharmaceutical research and development center, allowing pharmaceutical companies to do clinical studies with treatment not yet available in the U.S. due to delays and hold backs from the Food and Drug Administration (FDA); (3) an 80 to 100 bed hospital; and (4) a 500,000 square foot year-round medical exhibition center and merchandise mart for major manufacturers of medical equipment.

Discussions have also been held regarding the development of a Children's Hospital accompanied by a Burn Unit, Urgent Care and Chemical Dependency Treatment. The entire region will benefit from this new, state-of-the-art hospital and medical facility.

Item 3.   Properties

The Company leases 600 square feet of office space in Ensenada, Mexico for $475 and 900 square feet of office space in San Diego, California for $1,600.

Item 4.   Security Ownership of Certain Beneficial Owners and Management

                              NUMBER OF      PERCENTAGE
                              SHARES         OF SHARES
NAME                          OWNED          OWNED
----                          -----          -----

Paul Goss                     50,000           .37%
410 17th St., #1940
Denver, Co  80202
V.P. Legal Counsel

Jay Pasternak                 81,287           .60%
4383 Bathhurst St.
North York, Ont.  M3H 3P8
Director

Jerry Parker, M.D.            842,857         6.25%
333 Locust Ave.
Los Altos, CA  94024
Director,
V.P. Medical Development

Dr. Robert Rosen              40,000           .29%
Mid South Eye Center
1731 Memorial Dr., #208
Clarksville, Tenn  37043
Director

Jason Sunstein                80,000           .59%
1666 Garnet #212
San Diego, Ca  92109
Assist. Secretary,
V.P. Investor Relations

Michael A. Sunstein           1,354,222      10.03%
2640 Del Mar Heights, #355
Del Mar, Ca  92014
Director,
President/CEO

Shares are held by beneficial holders named above (2) at April 30, 1997, there are 13,493,621 issued and outstanding common shares (3) a total of 975,000 Employee Stock Options were issued in December of 1996 to officers and directors.

Item 5.   Directors and Executive Officers

                                   POSITIONS HELD
NAME                     AGE       WITH THE CORPORATION          SINCE
------                   ---       --------------------          -----

Michael A. Sunstein      55        Director, CEO &               1989
                                   President
Shane Kennedy            33        Director                      1994
Arthur Lilly             65        Director                      1995
Jay Pasternak            40        Director                      1994
Dr. Robert Rosen         50        Director                      1989
Ted Takacs               50        Director                      1994
Jason Sunstein           26        Assist. Secretary,            1989
                                   V.P. Investor Relations
Paul Goss                55        V.P. Legal Counsel            1996
Dr. Jerry Parker         60        V.P. Medical Development      1996

Michael A. Sunstein. Mr. Sunstein has been the Chief Executive Officer and a Director of the Company since 1989. Prior to joining the Company Mr. Sunstein spent 15 years in the housing industry, primarily with Kaufman and Broad Homes, Inc., a New York Stock Exchange listed company, where he served as President of the Midwestern Division. In that capacity he was responsible for the financial, building and delivery of approximately $30,000,000 in housing sales annually. He resigned from Kaufman and Broad and started his own firm in the building and materials and single-family home industry in Michigan. Mr. Sunstein built and sold more than 200 homes prior to founding Tri-National Development Corp. in 1989.

Paul Goss. Mr. Goss has been a Vice Resident and General Counsel to the Company since September of 1996. Mr. Goss has been the Executive Vice President and General Counsel for One Capital Corporation, a private merchant bank with offices in New York and Denver since 1990. Prior to joining One Capital Corporation, Mr. Goss was engaged in the private practice of law in Denver, Colorado. He is a member of the Denver and Colorado Bar Associations, the Denver Petroleum Club and Denver Athletic Club.

Shane Kennedy. Mr. Kennedy has been a Director of the Company since 1994. Mr. Kennedy has been an insurance adjuster for the Insurance Corporation of British Columbia since 1990 and is also President of Northern Trader Incorporated, which is an import and export company. He is Canadian citizen. Mr. Kennedy received his B.A. degree in Political Science from the University of British Columbia.

Jay Pasternak. Mr. Pasternak has been a Director of the Company since 1994. He is a Canadian citizen who has spent the last ten years in the private practice of mental health counseling at the Denwood Institute in Toronto, Canada, Ontario Hydro, Futures Ontario and the Hubar Memorial Hospital, all Canadian government facilities. Mr. Pasternak is a C.L.S. graduate from McMaster University in Hamilton, Ontario (1994) and a Human Services Counselor graduate from George Brown University 1996.

Dr. Robert Rosen. Dr. Rosen has been a Director of the Company since 1989. Dr. Rosen is an opthamologist and is presently Executive Director of MAC-IPA, a 47 physician multi-specialty IPA in Montgomery County, Tennessee, where he is responsible for policy, long range strategic planning, physician recruitment, contracting and utilization review. From 1993 to 1995 he was Medical Director of the MidSouth Eye Center in Clarksville, Tennessee, a private practice, and Medical Director of EYE PA, a nationwide integrated delivery system for eyecare, a subsidiary of EYECORP/PRG. From 1992 to 1993 he was Associate Medical Director of East County Physician Medical Group (IPA) in San Diego, California and from 1977 to 1993 he was President and Medical Director of Eye Care Professionals in San Diego, a single specialty medical corporation. He was also Medical Director of the Pearle Eye Foundation from 1987 to 1993, a non-profit corporation and he also served as Medical Director for Pearle Visioncare, a California Knox-Keane HMO from 1986 until 1993. Dr. Rosen was Assistant Clinical
Professor of Opthamology at the University of California, San Diego from 1977 until 1993.

Ted Takacs. Mr. Takacs has been a Director of the Company since 1994. Mr. Takacs is a Canadian citizen who for the last ten years has been engaged in labor relations consulting and negotiation. He is presently a Constituency Assistant to the Honorable Bill Barlee in Osoyoos, British Columbia where he also owns and operates an orchard.

Jason Sunstein. Mr. Sunstein has been Vice President of Investor Relations for the Company since 1989 and for MRI Medical Diagnostics, Inc. since 1992. He attended San Diego State University where he majored in Finance and is a licensed securities broker. He is the son of Michael Sunstein.

Dr. Jerry Parker. Dr. Parker is currently Medical Director and Director of Radiology for several MRI centers and breast imaging centers in Northern California since 1973. He was previously Chief of Radiology and Nuclear Medicine at Ross General Hospital, Clinical Professor of Radiology at the University of California, Irvine, and Instructor of Radiology at the University of Southern California Medical Center from 1970 to 1988. Dr.Parker received his M.D. from the University of Manitoba, Canada in 1962.

Arthur Lilly. Mr. Lilly has been a Director of the Company since 1995. He is currently Vice President of Finance and Chief Financial Officer of Canlan Investment Corp. From 1968 to 1994, Mr. Lilly was a partner in an accounting firm and since January 1, 1995 has been Vice President of Finance of Canlan Investment Corp. Mr. Lilly, a Chartered Accountant, has a Bachelor of Commerce degree from the University of British Columbia.

ITEM 6.   EXECUTIVE COMPENSATION

Currently, all officers and directors of Tri-National Development Corp. serve with minimum compensation and have so served since they have joined the Company.

Item 7.   Certain Relationships and Related Transactions

None.

Item 8.   Legal Proceedings

The Company, as identified in Note 1 and Note 3 of the April 30, 1997 financial statement, is the plaintiff in a lawsuit against Chino Valley Bank regarding MRI Grand Terrace, Inc., an 87 room retirement facility in Grand Terrace, California. The Company claims that the sellers of the property (Chino Valley Bank) failed to disclose the property's parking lot encroached on the property of the adjacent parcel of land. The case is still pending and has not come to trial.

Item 9. Market Price and Dividends of the Registrant's Common Equity and Related Stockholder Matters

There is presently a public trading market for the Company's common equity. In January of 1996, the Company activated its symbol, TNAV, on the Over the Counter Bulletin Board. The following table sets forth the trading history:

1996 Quarter             High Bid            Low Bid

First                     $0.21               $0.18
Second                    $0.31               $0.25
Third                     $0.34               $0.25
Fourth                    $0.34               $0.25

Until March of 1994, the Company's common stock was traded on the Vancouver Stock Exchange.

Of the total issued and outstanding shares of the Company, roughly 2,500,000 outstanding shares are held by officers and directors of the Company. These shares are available for sale in accordance with Rule 144. Of the total issued and outstanding shares there are 749,483 Escrow Shares held by the Company's transfer agent, Montreal Trust. Rule 144 provides, in essence, that a shareholder who is an affiliate of the Company, after holding restricted securities for a period of one year, may every three months, sell them in an unsolicited brokerage transaction in an amount equal to 1% of the Company's outstanding common shares, or the average weekly trading volume, if any, during the four weeks preceding the sale. Non-affiliated shareholders holding restricted securities are not subject to the 1% limitation and may sell unlimited amounts of shares they own, under certain circumstances, after a one year holding period. If a substantial part of the shares which can be sold were so sold, the price of the Company's common shares might be adversely affected.

Holders.

The Company has approximately 716 registered holders of its common stock. Of these, roughly 704 or 98% are residents in the United States.

Dividend Policy.

The Company has never declared or paid cash dividends on its common stock, and may elect to retain its net income in the future to increase its capital base. The Company does not currently anticipate paying cash dividends on its common stock in the foreseeable future.

Item 10.  Recent Sales of Unregistered Securities

In the last three years the Company has issued unregistered securities through a Private Placement at $.28, a Private Placement at $.35 and a Shares for Debt program at $.25, pursuant to Canadian exemptions. The sale of units in both private placements were made almost entirely to existing shareholders. The Shares for Debt were issued to companies and individuals with monies owed by the Company.

Item 11.  Description of Securities

Common Stock.

The authorized common stock of the Company consists of 100,000,000 shares of common stock without par value. At April 30, 1997, there were 13,493,621 issued and outstanding common shares.

The common stock has full voting rights on all matters for which shareholder approval is required or permitted.

The common stock does not possess any preferential right to dividends and therefore is entitled to dividends only when and if dividends on such common stock are declared by the Board of Directors, and only from funds legally available therefore.

Upon liquidation of the Company, the holders of shares of common stock are entitled to share pro-rata in any distribution to common stock holders. There are no preemptive, conversion, or redemption privileges, nor sinking fund provisions, with respect to the common stock. All of the outstanding shares of the stock are duly authorized, validly issued, fully paid, and nonassessable. There are no restrictions on the alienability of the securities being registered.

The holders of common stock have equal ratable rights to dividends from funds legally available therefore, when, as and if declared by the Board of Directors of the Company; are entitled to shares ratably in all of the assets of the Company available for distribution to holders of common stock upon liquidation, dissolution or winding up of the affairs of the Company; do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions applicable thereto. Such shares are entitled to one vote per share on all matters which stockholders may vote on at all meetings of shareholders. All shares of common stock are fully paid and nonassessable.

Non-Cumulative Voting.

The holders of shares of common stock of the Company do not have cumulative voting rights. Thus, the holders of more than 50% of such outstanding shares, voting for the election of directors can elect all of the directors to be elected, and in such event, the holders of the remaining shares will not be able to elect any of the Company's directors.

CLASS A PREFERRED STOCK

100,000 Class A Preferred shares authorized with a par value of $1.00 each. None issued.

CLASS B PREFERRED STOCK

10,000,000 Class B Convertible Preferred shares authorized with a par value of $1.00. The 10,000,000 Class B Convertible Preferred shares are authorized into two different series, 5,500,000 shares of Series A and 4,500,000 Series B.

The Class B Series A Preferred Shares are priced at $10.50 per share, cumulate at 10.00% annually and are convertible into Common Shares at $3.00 per share once the Common Shares have traded at an average of $5.00 or higher for 30 consecutive trading days. The Class B Series A Preferred Shares are to be backed by a U.S. Treasury Zero bond with a face value of $10.50 and a cost of $5.33 and various properties.

The Class B Series B Preferred Shares are priced at $4.00 per share, cumulate at 15.00% annually and are convertible into Common Shares at $3.00 per share once the Common Shares have traded at an average of $5.00 or higher for 30 consecutive trading days. The Class B Series B Preferred Shares are not backed by U.S. Treasury Zero bonds. The Class B Series Preferred Shares are used for acquisitions. As of March 31, 1997, a total of 1,500,000 share of Series B shares were issued for acquisitions as follows:

SHARES         ISSUED                        ACQUISITION
------         ------                        -----------

  500,000      Pacific Medical               Planificacion y Desarrolos
               International, Inc.           Regional Jatay, S.A. de C.V.
                                             For Hills of Bajamar property

1,000,000      Valcas International,         Inmobilaria Plaza Baja
               S.A. de C.V.                  California, S.A. de C.V.
                                             For Bajamar Plazas Resort and
                                             Plaza Suite Bugambillas

Item 12.  Indemnification of Directors and Officers

The By-Laws of the Company provide for indemnification of officers and directors. The specific provision of the By-Laws related to such indemnification is as follows:

PART 19

INDEMNITY AND PROTECTION
DIRECTORS, OFFICERS AND EMPLOYEES

19.1 Subject to the provisions of the Company Act, the Directors shall cause the Company to indemnify a Director or former Director of the Company and the Directors may cause the Company to the Company is or was a shareholder the heirs or personal representatives of any such person against all costs, charges and judgment, actually and reasonably incurred by him or them including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is or they are made a party by reason of his being or having been a Director of the Company or a director of any such corporation. Each Director of the Company on being elected or appointed shall be deemed to have contracted with the Company on the terms of the foregoing indemnity.

19.2 Subject to the provisions of the Company Act, the Directors may cause the Company to indemnify any officer, employee or agent of the Company or of a corporation of which the Company is or was a shareholder (notwithstanding that he is also a Director) and the heirs or personal representatives against all costs, charges and expenses whatsoever incurred by him or them and resulting from his acting as of officer, employee or agent of the Company (if he shall not be a full time employee of the Company and notwithstanding that he is also a Director), and his heirs and legal representatives against all costs, charges and expenses whatsoever incurred by him or them and Secretary by the Company Act or these Articles and each such Secretary and Assistant Secretary shall on being appointed be deemed to have contracted with the Company on the terms of the foregoing indemnity.

19.3 The failure of a Director or officer of the Company to comply with the provisions of the Company Act or of the Memorandum or these Articles shall not invalidate any indemnity to which he is entitled under this Part.

19.4 The Directors may cause the Company to purchase and maintain insurance for the benefit of any person who is or was serving as a Director, officer, employee or agent of any corporation of which the Company is or was a shareholder and his heirs or personal representatives against any liability incurred by him as such Director, officer, employee or agent.

Item 13.  Financial Statements

The financial statements, for the fiscal year ending April 30, 1997, including the independent accountant's report, are attached hereto and appear sequentially.

Item 14. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the Company's last five fiscal years and the subsequent interim period, no independent accountant who was previously engaged as the principal accountant to audit the Company's financial statements, resigned.

The Company's accountant's financial statements did not contain an adverse opinion or disclaimer of opinion, or modification. The decision to change accountants was approved by the Board of Directors. There were no disagreements with the prior accountant on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure. The change was a result of our need for a U.S. accountancy firm familiar with U.S. GAAP (generally accepted accounting principles).

Item 15.  Financial Statements and Exhibits

The financial statements provided pursuant to Item 13 begin on the next page.

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on From 10-K to be signed on its behalf by this undersigned, thereunto duly authorized.

Tri-National Development Corp.
a Wyoming Corporation


BY:  s/Michael A. Sunstein    DATED: August 12, 1997




     Michael A. Sunstein
     Chief Executive Officer, President
     Director

                            LUDLOW & HARRISON
                            a CPA Corporation

3545 Camino Del Rio South, Suite C                         (619) 283-3333
San Diego, CA 92108                                   Fax: (619) 283-7997
-------------------------------------------------------------------------



                      Independent Auditor's Report
                      ----------------------------

We have audited the accompanying balance sheet of Tri-National Development Corporation as of April 30, 1997, and the related statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tri-National
Development Corporation as of April 30, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ LUDLOW & HARRISON
Ludlow & Harrison
a CPA Corporation

August 14, 1997

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEET
APRIL 30, 1997


ASSETS:
-------

Current  Assets:
----------------
Cash                                                        $    33,557
Accounts Receivable                                             163,284
Notes Receivable (Note 2)                                       239,332
                                                            -----------
     Total Current Assets                                       436,173

Investments-MRI Medical Diagnostics, Inc. (Note 3)              496,994
Investments-Hills of Bajamar (Note 4)                         3,841,661
Investments-Plaza Resort Timeshares (Note 5)                 13,279,055
Notes Receivable-Baja Promocion
 Internacional (Note 6)                                       4,200,000
Property, Furniture, and Equipment (Note 7)                     674,555
                                                            -----------
     Total Assets                                           $22,928,438
                                                            ===========




LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------

Current Liabilities:
--------------------
Accounts Payable                                            $   227,313
Notes Payable-Current Portion                                     7,458
                                                            -----------
     Total Current Liabilities                                  234,771

Notes Payable-Net of Current Portion (Note 8)                10,196,925
                                                            -----------
     Total Liabilities                                       10,431,696
                                                            -----------

STOCKHOLDERS' EQUITY:
---------------------
Common Stock                                                  7,720,982
Preferred Stock                                               6,000,000
Minority Interest                                              (350,720)
Accumulated Deficit                                            (873,520)
                                                            -----------
     Total Stockholders' Equity                              12,496,742
                                                            -----------


Total Liabilities and Stockholders' Equity                  $22,928,438
                                                            ===========


             See accompanying notes to financial statements.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE FISCAL YEAR ENDED APRIL 30, 1997



REVENUES:
---------
     Revenues                                               $    77,484
     Minority Interest                                           13,597
     Gain on Sale of Assets (Note 6)                          3,726,917
                                                            -----------
         Total Revenues                                       3,817,998


EXPENSES:
---------
     General and Administrative Expenses                        659,591
                                                            -----------
         Income Before Unusual Items                          3,158,407
                                                            -----------

UNUSUAL ITEMS:
--------------
     Gain on Debt Settlement                                     23,819
     Write-Down of Investments (Note 9)                        (100,000)
                                                            -----------
         Total Unusual Items                                    (76,181)
                                                            -----------

Income Before Income Taxes                                    3,082,226

     Income Taxes (Note 10)                                           -

                                                            -----------
Net Income                                                  $ 3,082,226
                                                            -----------


Earnings per share-Fully Diluted                                   0.22




             See accompanying notes to financial statements.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE FISCAL YEAR ENDED  APRIL 30, 1997




                   PREFERRED      COMMON       TREASURY       MINORITY     ACCUM
                     STOCK         STOCK         STOCK        INTEREST    DEFICIT         TOTAL
                     -----         -----         -----        --------    ------          -----
BALANCE AT
 APRIL 30, 1996             -     3,738,369     (39,893)            -    (3,955,746)     (257,270)

ISSUANCE OF
 PREFERRED STOCK    6,000,000                                                           6,000,000

ISSUANCE OF
 COMMON STOCK                     3,982,613                                             3,982,613


SALE OF
 TREASURY STOCK                                  39,893                                    39,893

MINORITY INTEREST                                            (350,720)                   (350,720)

NET INCOME                                                                3,082,226     3,082,226
                    ----------    ----------  ----------   ----------    ----------    ----------
BALANCE AT
 APRIL 30, 1997      6,000,000     7,720,982           -     (350,720)     (873,520)   12,496,742
                    ==========    ==========  ==========   ==========    ==========    ==========





             See accompanying notes to financial statements.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED APRIL 30, 1997



CASH FROM OPERATING ACTIVITIES:
-------------------------------
  Net Income                                                $ 3,082,226
  Add (deduct) items not using (providing) cash:
  Depreciation and Amortization                                  26,828
  Changes in Operating Assets and Liabilities:
      Increase in Notes and Accounts Receivable                (390,837)
      Decrease in Prepaid Expenses                                3,794
      Decrease in Accounts Payable(376,100)

      Decrease in Accrued Interest Payable                      (36,145)
                                                            -----------
Net Cash Flow Provided From Operating Activities              2,309,766
                                                            -----------

CASH FROM INVESTING ACTIVITIES:
-------------------------------
  Additions to Furniture and Equipment                         (701,381)
  Decrease in MRI Medical Diagnostics Investment                 56,875
  Decrease in Grand Terrace Investment                           80,188
  Decrease in GSDIC Investment                                   15,035
  Purchase of Hills of Bajamar                               (3,534,651)
  Purchase of Plaza Timeshares                              (13,279,055)
                                                            -----------
Net Cash Flow Used in Investing Activities                  (17,362,989)
                                                            -----------

CASH FROM FINANCING ACTIVITIES:
-------------------------------
  Sale of Land to Baja Promocion International               (4,200,000)
  Increase in Notes Payable-Net of Current Portion           10,196,925
  Decrease in Notes, Loans, Guarantees Payable                 (213,730)
  Common Stock Issued                                         3,982,613
  Preferred Stock Issued                                      6,000,000
  Shares Subscribed but not issued                             (375,336)
  Treasury Stock Sold                                            39,893
  Minority Interest                                            (350,720)
                                                            -----------
Net Cash Flow From Financing Activities                      15,079,645
                                                            -----------

Net Increase in Cash                                             26,422

Cash-Beginning of Fiscal Year                                     7,135

                                                            -----------
Cash-End of Fiscal Year                                     $    33,557
                                                            ===========



             See accompanying notes to financial statements.

                    TRI-NATIONAL DEVELOPMENT CORP.
                   NOTES TO THE FINANCIAL STATEMENTS
                            APRIL 30, 1997



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Activity

Tri-National Development Corp. is a publicly traded international real estate development and management company. The Company was incorporated on July 31, 1979 as Rocket Energy Resources Ltd. under the laws of the Province of British Columbia, Canada by registration of its Memorandum and Articles. The Company changed its name to MRI Medical Technologies, Inc. in April of 1989. On December 7, 1992, the Company changes its name to Tri-National Development Corp. and recapitalized on the basis of five (5) common shares of MRI Medical Technologies, Inc. for one (1) common share of Tri-National Development Corp. In January of 1997, the Shareholders approved a special resolution to change the corporate domicile from Vancouver, B.C. to the state of Wyoming. On February 24, 1997, the Company's Article of Continuation were accepted by the state of Wyoming and it is now incorporated under the laws of the state of Wyoming. The Company maintains its executive offices in San Diego, California at 480 Camino Del Rio S. in Suite 140 and its telephone number is 619-718-6370.

Consolidation

The consolidated financial statements include the accounts of Greater San Diego Imaging Center LLC, a subsidiary owned 2/3 by the Company. An offset for the 1/3 minority interest held by First Colonial Ventures, Ltd. has been provided for in the financial statements.

Furniture and Equipment

Furniture and equipment are stated at cost and depreciated over the estimated useful lives of the assets (five to seven years) using the straight line method.

2.   NOTES RECEIVABLE

On December 30, 1996, First Colonial Ventures, Ltd. signed a note to the Company to purchase a 1/3 interest of Greater San Diego Imaging Center. At April 30, 1997, the unpaid principal was $239,332. The note is due and payable, together with interest, on December 31, 1997.

In March 1992, the Company advanced $383,064 to MRI Medical Diagnostics, Inc. (MRI MD) to enable MRI Grand Terrace, Inc. (Grand Terrace) to acquire a retirement hotel located in Grand Terrace, California. The loan was evidenced by a 15% note receivable from MRIMD and a second trust deed and an assignment of rents from MRI Grand Terrace, Inc. On March 22, 1993, Grand Terrace filed a complaint against Chino Valley Bank, as a result of the purchase of the residential retirement hotel in Grand Terrace from the Chino Valley Bank. MRI claimed that the sellers of the property (Chino Valley Bank) had failed to disclose that the property's parking lot encroached on the property of the adjacent parcel of land. Grand Terrace stopped making mortgage payments to the mortgage holder (the same Chino Valley Bank), which then filed a Notice of Default as an initial step to foreclosure on the property. Grand Terrace then sought Bankruptcy protection in July of 1993, and was ultimately dismissed from Bankruptcy in May of 1995. The Chino Valley Bank subsequently sold the property in foreclosure to itself. Tri-National filed it's own action against the Chino Valley Bank in early 1995, claiming that it was defrauded and misrepresented when it advanced the $383,064 for the closing in 1992. The case is still pending and has not come to trial. The Company purchased the remaining stock of MRI Grand Terrace, Inc., as described in Note 10 to these financial statements, in an effort to control both lawsuits against the Chino Valley Bank, which is also a publicly traded company. As a result of the uncertainty of the final results of the lawsuits, the Company wrote off the investment, which at the time was $100,000.

3.   INVESTMENT IN MRI MEDICAL DIAGNOSTICS INC., A COLORADO CORPORATION

In 1992 the Company sold its wholly owned subsidiary, MRI Medical
Diagnostics Inc., a California corporation. In return the Company received 6,000,000 restricted common shares of the purchaser, MRI Medical
Diagnostics Inc. (MRI-Med), a Colorado public corporation (formerly Petro-Global, Inc.), plus certain mineral properties and leases. The mineral properties were written down to a nil value in the records of the Company. MRI-Med filed for Chapter 11 bankruptcy protection on July 22, 1993. After dividends in kind totaling 2,000,000 shares in 1992 and 1993, and due to uncertainty in the underlying value of the remaining 4,000,000 MRI-Colorado shares held by the Company, the carrying cost of these shares was written-off in 1994. Tri-National Development Corp. filed a reorganization plan on behalf of MRI-Med in August 1995 and, in settlement of the litigation described in Note 3, the Company received 5,900,000 shares of MRI-Med at a deemed value of $0.50 per share, ordered by the U.S. Federal Bankruptcy Court, plus 1,400,000 for reimbursement of current expenses. MRI Medical Diagnostics, Inc. is currently a publicly traded company, with shares trading in the $.03 to $.10 range. The investment is recorded in the books at $496,994.

4.   REAL ESTATE DEVELOPMENT PROPERTY: HILLS OF BAJAMAR

The Hills of Bajamar (formerly the Santa Fe Ranch) consists of approximately 2,470 acres (divided into ten 247 acres parcels) of undeveloped land located fifty miles south of San Diego, California on the Pacific Coast of the State of Baja California, Mexico, in the Municipality of Ensenada. The Company originally had a right to acquire a 100% interest in the property pursuant to a series of agreements requiring ongoing payments for each 247 acres parcel released by the vendor.

The Company subsequently entered into an agreement with Pacific Medical International, Inc. (PMI) whereby, subject to shareholder approval, it divested itself of all of its rights in consideration for: retention of
86.45 acres of the first parcel of the Santa Fe Ranch to be released by the original vendor; and the greater of (1) a one percent royalty on the gross proceeds from the sale of any land that is part of the said Santa Fe Ranch, or (2) $150,000 for each 247 acres parcel released by the vendor, beginning with the release of the fourth parcel and continuing with each release thereafter.

Prior to receiving shareholder approval, the Board renegotiated the agreement and, on June 23, 1995, the Company held an Extraordinary General Meeting that approved the renegotiated agreement. Under the renegotiated agreement, the Company was granted 51% of the issued and outstanding shares of PMI with any dilution of stock to raise further funding to come from the shareholdings of the minority shareholders of PMI and not their treasury. PMI also agreed to assume a convertible promissory note to a Mr. Yates on renegotiated terms and Yates agreed to such assumption by PMI. The Yates note was originally secured by the Company's rights to its 86.45 acres of the Santa Fe Ranch. The renegotiated note with PMI provides for Yates to receive the greater of $2,000 or 50% of the sale price for each acre of the Santa Fe Ranch sold until all funds due to him are paid, with Yates also to receive a lien against the first 250 acres of the Santa Fe Ranch as security.

The Company then entered into a new agreement in November of 1996 with PMI to acquire all right and title to the 237 acres already in escrow, as well as, the balance of the contract for the remaining 2,233 acres for a $700,000 promissory note payable, 500,000 shares of TND Class B Series B Preferred Stock at a value of $4.00 per share and the return of its 51% interest in PMI. The Company's basis in the Hills of Bajamar taking into account cash invested, stock surrendered and notes given total, $3,841,661. PMI remains responsible for its own debts.

5.    PLAZAS RESORT TIMESHARES AND COMMERCIAL PROPERTY

In December of 1996, the Company entered into an acquisition agreement with Valcas International, S.A. de C.V., to acquire 100% of the stock of Inmobilario Plaza Baja California, S.A. de C.V., a Mexican corporation, including its existing assets, which include 16+ developed acres of ocean front land with plans for 326 timeshare resort units, plus a 26,000 square foot adjacent commercial building under construction for $13,279,055, payable with notes for $9,279,055 and 1,000,000 Class B Series B Convertible Preferred shares with a value of $4.00 per share.

6.    BAJA PROMOCIONES INTERNATIONAL, S.A. de C.V.

On April 27, 1997, the Company entered into an agreement to sell 200 acres in the very northern corner of the Hills of Bajamar to Baja Promociones International, Inc. for use as a Indy style racing facility for $4,200,000 and retained a 25% interest in the business. The Company has received a note in the amount of $4,200,000. The buyer is to receive a credit of $1,000,000 upon completion of the construction of the main road from the toll road to the race facility property. The buyer is contracting to start construction by the end of September 1997. The cost of this property was $473,083, yielding a gain on sale of $3,726,917.

7.    FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

      Furniture and equipment                     $701,383
      Less accumulated depreciation                (26,828)
                                                  --------
                                                  $674,555
                                                  ========

8.    LONG-TERM NOTES PAYABLE

Long-term notes payable at April 30, 1997, consisted of the following:

  Note payable to Valcas Internacional,
    S.A. de C.V. payable in semi-
    annual installments of $927,905
    with interest commencing after
    May 1, 1998 at 6% per annum, with
    the first installment due May 1,
    1998 and final installment due
    November 1, 2002                                   $ 9,279,055

  Note payable to North County Bank
    Guaranteed by a stockholder and
    secured by equipment, due in
    monthly installments of $907,
    including interest at 10.5%,
    through May, 2001                                       35,996

  Note payable to Pacific Medical
    International, Inc. at 8%. Three
    Payments total of $250,000 due
    May 31, 1998, $350,000 due May 31,
    1999 and $100,000, plus accumulated
    interest due December 31, 1999                         700,000

  Note payable to GSDIC LLC at 10% with
    A balloon payment due May 1, 1998                      189,332
                                                       -----------
                                                        10,204,383
  Less current portion                                 (     7,458)
                                                       -----------
  Long-term debt, net at current portion               $10,196,925
                                                       ===========

Maturities at long-term debt are as follows:

  Year ending
  April 30                                             Amount
  --------                                             ------

  1998                                                 $     7,458
  1999                                                   2,303,423
  2000                                                   2,315,004
  2001                                                   1,866,017
  2002                                                   1,856,670
  Thereafter                                             1,855,811
                                                       -----------
                                                       $10,204,383
                                                       ===========

9.    WRITE DOWN OF INVESTMENTS

The Company wrote off its investment in MRI Grand Terrace, Inc. at July 31, 1996 as it has no assets and its worth is dependant on the outcome of litigation pending against the Chino Valley Bank (see Note 2). The amount of the write off is $100,000.

10.  INCOME TAXES

The Company began the year with loss carryforwards from prior years totaling, $4,280,257. These losses offset the net income in the current year of $3,068,628, leaving no taxable income and no taxes for the year ending April 30, 1997. There will be a loss carryforward available in the amount of $1,211,629, to reduce future federal income taxes.

11.   LEASES

The Company leases two office facilities in San Diego, California under operating leases which expire in 1999 and the year 2,000, respectively. The leases generally require the Company to pay all maintenance, insurance and property taxes and are subject to certain minimum escalation provisions. Rent expense for all operating leases was approximately $44,200 for the year ended April 30, 1997.

Future minimum operating lease payments as of April 30, 1997 are as follows:

      1998                                                $113,382
      1999                                                 102,369
      2000                                                  30,452
                                                          --------
                                                          $246,203
                                                          ========

12.   GREATER SAN DIEGO IMAGING CENTER LLC

On June 4, 1996 the Company entered into an Asset Purchase Agreement with Greater San Diego Imaging Center, LLC (GSDIC) with an effective date of November 1, 1996. GSDIC owns and operates a magnetic resonance imaging center in San Diego, California. The Company agreed to purchase the fixed assets, certain trade accounts receivable, certain assignable contracts, leases and agreements, prepaid expenses and the goodwill of the business. The purchase price is $599,999 for the fixed assets and $1.00 for other assets and is payable as follows:

      (a)by payment of $300,000, of which $25,000 U.S. was paid upon execution of the agreement (partially paid from deposit on letter agreement), and
      (b)by the issuance of 857,142 common shares in the capital of TND based upon a value of $0.35 U.S. per share for total share consideration having a value of $300,000 U.S., and
      (c)subsequent to June 4, 1996, the Company agreed to purchase additional accounts receivable in the amount of $102,700, in exchange for 291,935 common shares of TND, based on a price of $.35 per share, and
      (d)on December 30, 1996, the Company entered into an agreement with First Colonial Ventures, Ltd. to sell it 1/3 of GSDIC for $350,000 cash, payable over 6 months. As of April 30, 1997, First Colonial had paid $110,667.91.

13.   SHARE CAPITAL

The authorized capital of the Company consists of 110,100,000 shares divided into,100,000 Class A Preferred shares with a par value of $1.00 each; 5,500,000 Class B Series A Convertible Preferred shares with a par value of $1.00 each; 4,500,000 Class B Series B Convertible Preferred shares with a par value of $1.00 each, of which 1,500,000 are issued and outstanding; and 100,000,000 common shares without par value, of which 13,493,621 are issued and outstanding.

Included in the 13,493,621 common shares issued and outstanding are 749,483 common shares held in escrow and may not be released by the transfer agent, traded in or dealt with in any manner whatsoever without the consent of the regulatory authorities.

There were employee stock options to purchase 975,000 common shares of the Company outstanding at April 30, 1997.

The Company carried out a private placement of 1,956,491 units of the Company at a price of $0.285 per unit for gross proceeds of $521,971. Each unit consisted of one common share in the capital of the Company and a two year non-transferable share purchase warrant. Each non-transferable share purchase warrants entitled the holder thereof to purchase one common share in the capital of the Company at any time during the first six months of the term of the warrant at a price of $0.285, at any time during the second six months of the term of the warrant at a price of $0.40, at any time during the third six months of the term of the warrant at a price of $0.55 or at any time during the final six months of the term of the warrant at a price of $0.75. The term of the warrant commenced on the October 30, 1996. The Company also carried out a private placement of 968,021 units of the Company at a price of $0.35 per unit for gross proceeds of $338,807. Each unit consisted of one common share in the capital of the Company and a two year non-transferable share purchase warrant. Each non-transferable share purchase warrants entitled the holder thereof to purchase one common share in the capital of the Company at any time during the first year of the term of the warrant at a price of $0.40 or at any time during the final year of the term of the warrant at a price of $0.50. The term of the warrant commenced on the October 30, 1996.

During the 12 month period ending April 30, 1997, the Company issued 3,524,640 common shares pursuant to a Share for Debt program, retiring $881,160 in debt (see Note 11).

14.  RELATED PARTY TRANSACTIONS

The aggregate payments paid and accrued to related parties during the year are as follows:

       Management and consulting fees                   $59,229.49

15.   SHARES FOR DEBT

The Company completed debt settlement agreements with various creditors representing a total indebtedness of approximately $881,160. Pursuant to the agreements, each creditor received shares in the capital of the Company at a deemed price of $0.25 per share.

16.   OPTIONS AND WARRANTS

Issued and Outstanding Common Shares at April 30, 1997:

Stock Options Granted During the Year:

  975,000 Employee Stock Options were issued in December of 1996 to purchase common shares in the capital of the Company at a price of $.25 per share and expiring December 31, 1999 (see Note 8). At April 30, 1997, no Employee Stock Options had been exercised.

Warrants Granted During the Year:

  1,956,491 two year warrants were granted as part of the private placement completed during the year. Each unit of the private placement was priced at $.285 per unit (see Note 8). At April 30, 1997, 529,407 warrants had been exercised at $.285 and there were 1,427,085 warrants outstanding.

  968,021 two year warrants were granted as part of the private placement completed during the year. Each unit of the private placement was priced at $.35 per unit (see Note 8). At April 30, 1997, no warrants had been exercised and 968,021 remained outstanding.

14.   SUBSEQUENT EVENT

The Company issued a single issuer private placement in July 1997 for 375,000 common shares at $.40 per share for $150,000 with warrants to purchase an equal number of shares at a price of $1.00 per share for 1 year.


Directors:    M.A. Sunstein
              Jay Pasternack
              Ted Takacs
              Shane Kennedy
              Dr. Robert Rosen
              Arthur Lilly
              Dr. J.J. Parker

                             SCHEDULE "C"
                         MANAGEMENT DISCUSSION
                            APRIL 30, 1997

The Company has undergone many changes and is in the process of implementing more changes, which are included in this years proxy statement.

The Company announced a contract for the acquisition of the Greater San Diego Imaging Center through its U.S. subsidiary, TND/Medical International, Inc. (TNDMI), a California corporation. The closing occurred in December of 1996 for $300,000 cash and the issuance of 857,142 common shares. The Company provided the stock portion of the acquisition and First Colonial Ventures, Ltd., a Nevada publicly traded corporation, is to provide the cash portion of the acquisition. First Colonial Ventures, Ltd. is to receive one third of the Greater San Diego Imaging Center for its contribution. The Greater San Diego Imaging Center has proceeded with the completion of an "open unit" upgrade, thus giving the Company the only open unit magnetic resonance imaging (MRI) center in San Diego for large and claustrophobic patients.

The Company announced in June of 1996 that it entered into an escrow to purchase a significant portion of the 1,600 acre Bajamar Resort in Baja California, Mexico for $39,500,000US. Bajamar is a world class resort located directly across the highway from the Company's Santa Fe Ranch property, now the "Hills of Bajamar". The primary focus of the acquisition consists of 27 holes of championship golf, 80 acres for an additional 9 holes, a 81 room hotel, a clubhouse with restaurant, tennis courts, driving range and assorted residential properties surrounding the golf courses amounting to an additional 300 acres. Tri-National Development Corp. is proceeding to close at the earliest possible date.

TND has also contracted with a Mexican corporation for an additional parcel at Bajamar, which they purchased for $13,279,055 and is approved for 326 timeshare units and 26,000 square feet of commercial space. The plans are drawn and all of the infrastructure for the site is in place. The 103 year old Wall Street real estate investment banking firm, Sonnenblick-Goldman Co., has been retained as the exclusive procurer for debt and equity financing.

The Company has entered into a first right of refusal agreement for the possible acquisition of a timeshare, hotel and casino complex in Las Vegas, Nevada. The advantage of such an addition to the Company's base, will be to secure a Nevada gaming license to compliment our resort properties in Baja, California in the event that casino licenses are issued in Mexico. The Nevada property that is the subject of the contract is currently earning approximately $1,000,000 annually from the hotel portion only.

The Company closed a private placement in October 1996, for $521,971 for 1,956,491 units. Each unit consisted of one common share and one share purchase warrant. The Company announced and closed an additional private placement of $338,807 for 968,021 units in October of 1996. Each unit consisted of one common share and one share purchase warrant.

The use of proceeds for both private placements included approximately $200,000 to close the acquisition of MRI Grand Terrace, Inc. and the Greater San Diego Imaging Center. In addition, over $200,000 in legal and professional fees were used for these acquisitions, as well as, the MRI Medical Diagnostics, Inc. reorganization plan. The balance of approximately $150,000 was used for general working capital over the last two years.

The Company's shareholders approved, in 1994, a share for debt exchange with its creditors. The majority of the Company's creditors accepted the exchange for approximately $881,160 of debt, thus leaving the Company virtually debt free. This enhanced our balance sheet allowing us to attract other possible acquisitions, as well as, outside financing. A total of 3,524,640 common shares of the Company were issued to satisfy this obligation.

The Company held a shareholder vote in January of 1997 to change our corporate domicile from Vancouver, B.C. to Wyoming. The Company chose Wyoming because it has a reciprocal arrangement with British Columbia that allowed us to change domicile but retain our existing Corporation Articles and free trading stock positions. Any other change of domicile would have required a new two year hold period on our existing share holdings. The other major reason for change of domicile is the stringent controls of the VSE, specifically the prohibition on the part of the VSE in regard to acquisition and development projects in Mexico, which has kept us from trading in Canada for the last two years. Our change of domicile is now complete and we have filed a Form 10-SB registration statement, which makes us a fully reporting U.S. company. The Company also plans to make application for a NASDAQ listing, which is a step up from our current Over the Counter listing, "TNAV".

Management of the Company also determined that it was in the best interests of the Company to delist from the Vancouver Stock Exchange (VSE) and instructed its legal counsel to make the application for delisting from the VSE. Management of the Company determined that the current business of the Company was not suited to the VSE due to the fact that its main focuses are on medically related resorts and real estate that is located in the United States and Mexico, with the possibility of projects in Canada; and its shareholder base is primarily located in the United States. Also, the Company anticipates that future financing will be conducted through brokerage houses or financiers located in the United States.

ON BEHALF OF THE
BOARD OF DIRECTORS


/s/ MICHAEL A. SUNSTEIN
Michael A. Sunstein, President
Tri-National Development Corp.