Form 10-Q
period 1997-07-31
TRI NATIONAL DEVELOPMENT CORP
filed 1997-10-01
CIK 1034415

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the quarter ended July 31, 1997

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

As of September 29, 1997, 15,478,563 shares of the registrant's common stock were outstanding. The aggregate market value of the Registrants's free-trading common stock, held by non-affiliates on September 29, 1997 was approximately $10,500,000, based on the closing price of the stock on September 29, 1997.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED UNAUDITED BALANCE SHEETS


ASSETS:
-------
                                                  JULY 31,       APRIL 30,
                                                    1997            997
                                                  --------       --------
Current Assets:
---------------
Cash                                             $   97,200     $   33,557
Accounts Receivable                                 202,549        163,284
Notes Receivable (Note 2)                           237,633        239,332
                                                 ----------     ----------
  Total Current Assets                              537,382        436,173

Investments-MRI Medical
 Diagnostics, Inc. (Note 3)                         496,994        496,994
Investments-Hills of Bajamar (Note 4)             3,841,661      3,841,661
Investments-Plaza Resort
 Timeshares (Note 5)                             13,279,055     13,279,055
Notes Receivable-Baja Promocion
 Internacional (Note 6)                           4,200,000      4,200,000
Property, Furniture, and Equipment
 (Note 7)                                           658,672        674,555
                                                 ----------     ----------
  Total Assets                                  $23,013,763    $22,928,438
                                                 ==========     ==========



LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------

Current Liabilities:
--------------------
Accounts Payable                                 $  246,423     $  227,313
Notes Payable-Current Portion                         7,062          7,458
                                                 ----------     ----------
  Total Current Liabilities                         253,486        234,771

Notes Payable-Net of Current
 Portion (Note 8)                                10,187,031     10,196,925
                                                 ----------     ----------
  Total Liabilities                              10,440,517     10,431,696
                                                 ----------     ----------


STOCKHOLDERS' EQUITY:
---------------------
Common Stock                                      7,870,847      7,720,982
Preferred Stock                                   6,000,000      6,000,000
Minority Interest                                  (341,486)      (350,720)
Accumulated Deficit                                (956,116)      (873,520)
                                                 ----------     ----------
  Total Stockholders' Equity                     12,573,246     12,496,742
                                                 ----------     ----------


Total Liabilities and
 Stockholders' Equity                           $23,013,763    $22,928,438
                                                 ==========     ==========




             See accompanying notes to financial statements.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS


                                                     THREE MONTHS ENDED
                                                  JULY 31,       JULY 31,
                                                    1997           1996
                                                  --------       --------
REVENUES:
---------
  Revenues                                       $  114,493     $        -
  Gain on Sale of Assets                                  -              -
                                                 ----------     ----------
    Total Revenues                                  114,493              -


EXPENSES:
---------
  General and Administrative Expenses               187,854         73,680
                                                 ----------     ----------
    Income Before Unusual Items                     (73,362)       (73,680)
                                                 ----------     ----------

UNUSUAL ITEMS:
--------------
  Gain (Loss) on Debt Settlement                          -       (358,098)
  Write-Down of wholly owned subsidiary                   -       (100,234)
  Gain on Sale of MRI Medical
   Diagnostics Inc. shares                                -          6,933
  Exchange gain (loss)                                    -         (4,830)
  Write-Down of Investments                               -              -
                                                 ----------     ----------
    Total Unusual Items                                   -       (456,230)
                                                 ----------     ----------

  Minority Interest                                  (9,234)             -

Income Before Income Taxes                          (82,596)      (529,910)

  Income Taxes (Note 9)                                   -              -

                                                 ----------     ----------
Net Income                                       $  (82,596)    $ (529,910)
                                                 ----------     ----------


Earnings per share-Primary                           (0.004)        (0.088)

Earnings per share-Fully Diluted                     (0.001)        (0.088)







             See accompanying notes to financial statements.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

                                                     THREE MONTHS ENDED
                                                   JULY 31,       JULY 31,
                                                    1997           1996
                                                   --------      --------
CASH FROM OPERATING ACTIVITIES:
-------------------------------
  Net Income                                     $  (82,596)    $ (529,910)
  Add (deduct) items not using
   (providing) cash:
  Depreciation and Amortization                      16,456              -
  Write-Down-Investment in
   MRI Medical Diagnostics Inc.                                    358,098
  Write-Down-Wholly Owned Subsidiary                               100,234
  Gain on Sale of MRI Medical Diagnostics                           (6,933)
  Deposit on MRI Grand Terrace, Inc.                               (20,322)
  Changes in Operating Assets and
   Liabilities:
    Increase in Notes and Accounts
     Receivable                                     (37,566)         5,326
    Decrease in Prepaid Expenses                          -          2,247
    Increase in Accounts Payable                     19,111         24,199
    Decrease in Accrued Interest Payable                  -          2,869
                                                 ----------     ----------
Net Cash Flow Provided From
 Operating Activities                               (84,595)       (64,190)
                                                 ----------     ----------

CASH FROM INVESTING ACTIVITIES:
-------------------------------
  Decrease in Furniture and Equipment                  (573)
  Decrease in MRI Medical Diagnostics
   Investment                                             -
  Decrease in Grand Terrace Investment                    -
  Decrease in GSDIC Investment                            -
  Purchase of Hills of Bajamar                            -            181
  Purchase of Plaza Timeshares                            -
                                                 ----------     ----------
Net Cash Flow Used in
 Investing Activities                                  (573)           181
                                                 ----------     ----------

CASH FROM FINANCING ACTIVITIES:
-------------------------------
  Sale of Land to Baja Promocion
   International                                          -
  Increase in Notes Payable-Net
   of Current Portion                                     -
  Decrease in Notes, Loans,
   Guarantees Payable                               (10,290)
  Proceeds from the sale of shares                  149,865         59,639
  Preferred Stock Issued                                  -
  Shares Subscriptions sold                               -          6,434
  Treasury Stock                                          -         (6,452)
  Minority Interest                                   9,234
                                                 ----------     ----------
Net Cash Flow From Financing Activities             148,809         59,622
                                                 ----------     ----------

Net Increase in Cash                                 63,643         (4,387)

Cash-Beginning of Fiscal Year                        33,557          7,109

                                                 ----------     ----------
Cash-End of Fiscal Year                          $   97,200     $    2,721
                                                 ==========     ==========









             See accompanying notes to financial statements.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED UNAUDITED STATEMENTS OF STOCKHOLDERS' EQUITY



                                  PREFERRED      COMMON       MINORITY       ACCUM
                                    STOCK        STOCK        INTEREST      DEFICIT       TOTAL
                                    -----        -----        --------      -------       -----
BALANCE AT APRIL 30, 1997         $6,000,000   $7,720,982   $ (350,720)   $ (873,520)   $12,496,742

ISSUANCE OF PREFERRED STOCK                -                                                      -

ISSUANCE OF COMMON STOCK                          149,865                                   149,865

SALE OF TREASURY STOCK                                                                            -

MINORITY INTEREST                                                9,234                        9,234

NET INCOME                                                                   (82,596)       (82,596)

                                  ----------   ----------   ----------    ----------     ----------
BALANCE AT JULY 31, 1997          $6,000,000   $7,870,847   $ (341,486)   $ (956,116)   $12,573,245
                                  ==========   ==========   ==========    ==========     ==========







             See accompanying notes to financial statements.

                     TRI-NATIONAL DEVELOPMENT CORP.
                    NOTES TO THE FINANCIAL STATEMENTS
                            QUARTERLY REPORT
                              JULY 31, 1997
                               (Unaudited)



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

2.   NOTES RECEIVABLE

On December 30, 1996, First Colonial Ventures, Ltd. signed a note to the Company to purchase a 1/3 interest of Greater San Diego Imaging Center. At July 31, 1997, the unpaid principal was $237,633. The note is due and payable, together with interest, on December 31, 1997.

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

7.   FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

          Furniture and equipment                 $701,954
          Less accumulated depreciation            (43,282)
                                                  --------
                                                  $658,672
                                                  ========

8.   LONG-TERM NOTES PAYABLE

Long-term notes payable at July 31, 1997, consisted of the following:

     Note payable to Valcas Internacional,
       S.A. de C.V. payable in semi-
       annual installments of $927,905
       with interest commencing after
       May 1, 1998 at 6% per annum, with
       the first installment due May 1,
       1998 and final installment due
       November 1, 2002                           $ 9,279,055

     Note payable to North County Bank
       Guaranteed by a stockholder and
       secured by equipment, due in
       monthly installments of $860,
       including interest at 10.5%,
       through May, 2001                               34,653

     Note payable to Pacific Medical
       International, Inc. at 8%. Three
       Payments total of $250,000 due
       May 31, 1998, $350,000 due May 31,
       1999 and $100,000, plus accumulated
       interest due December 31, 1999                 700,000

     Note payable to GSDIC LLC at 10% with
       A balloon payment due May 1, 1998              180,385
                                                  -----------
                                                   10,194,093
     Less current portion                         (     7,062)
                                                  -----------
     Long-term debt, net at current portion       $10,187,031
                                                  ===========

Maturities at long-term debt are as follows:

     Year ending
     April 30                                     Amount
     --------                                     ------

     1998                                         $     7,062
     1999                                           2,291,480
     2000                                           2,315,004
     2001                                           1,866,017
     2002                                           1,856,670
     Thereafter                                     1,857,860
                                                  -----------
                                                  $10,194,093
                                                  ===========

9.   WRITE DOWN OF INVESTMENTS

The Company wrote off its investment in MRI Grand Terrace, Inc. at July 31, 1996 as it has no assets and its worth is dependant on the outcome of litigation pending against the Chino Valley Bank (see Note 2). The amount of the write off is $100,000.

10.  INCOME TAXES

The Company began the year with loss carryforwards from prior years totaling, $1,018,659. These losses offset the net income in the current year of $(82,596), leaving no taxable income and no taxes for the period ending July 31, 1997. There will be a loss carryforward available in the amount of $1,101,255, to reduce future federal income taxes.

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

Future minimum operating lease payments as of July 31, 1997 are as follows:

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
                                                    --------
                                                    $246,203
                                                    ========

12.  GREATER SAN DIEGO IMAGING CENTER LLC

On June 4, 1996 the Company entered into an Asset Purchase Agreement with Greater San Diego Imaging Center, LLC (GSDIC) with an effective date of November 1, 1996. GSDIC owns and operates a magnetic resonance imaging center in San Diego, California. The Company agreed to purchase the fixed assets, certain trade accounts receivable, certain assignable contracts, leases and agreements, prepaid expenses and the goodwill of the business. The purchase price is $599,999 for the fixed assets and $1.00 for other assets and is payable as follows:

          (a) by payment of $300,000, of which $25,000 U.S. was paid upon execution of the agreement (partially paid from deposit on letter agreement), and
          (b) by the issuance of 857,142 common shares in the capital of TND based upon a value of $0.35 U.S. per share for total share consideration having a value of $300,000 U.S., and
          (c) subsequent to June 4, 1996, the Company agreed to purchase additional accounts receivable in the amount of $102,700, in exchange for 291,935 common shares of TND, based on a price of $.35 per share, and
          (d) on December 30, 1996, the Company entered into an agreement with First Colonial Ventures, Ltd. to sell it 1/3 of GSDIC for $350,000 cash, payable over 6 months. As of July 31, 1997, First Colonial had paid $112,367.

Directors:     M.A. Sunstein
               Jay Pasternack
               Ted Takacs
               Shane Kennedy
               Dr. Robert Rosen
               Arthur Lilly
               Dr. J.J. Parker