Form 10-Q
period 1997-10-31
TRI NATIONAL DEVELOPMENT CORP
filed 1997-12-18
CIK 1034415

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarter ended October 31, 1997

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

As of December 16, 1997, 16,373,542 shares of the registrant's common stock were outstanding. The aggregate market value of the Registrants's free-trading common stock, held by non-affiliates on September 29, 1997 was approximately $7,080,000, based on the closing price of the stock on October 31, 1997.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED UNAUDITED BALANCE SHEETS

ASSETS:
-------
                                                  OCT 31,         APR 30,
                                                   1997            1996
                                                 --------        --------
Current Assets:
---------------
Cash                                             $  117,284     $   33,557
U. S. Treasury Bills                                256,846              -
Certificates of Deposit                              29,110              -
Accounts Receivable                                 299,196        163,284
Notes Receivable (Note 2)                           237,633        239,332
                                                 ----------     ----------
  Total Current Assets                              940,068        436,173

Investments-MRI Medical Diagnostics,
 Inc. (Note 3)                                      496,994        496,994
Investments-Hills of Bajamar (Note 4)             3,843,661      3,841,661
Investments-Plaza Resort Timeshares
 (Note 5)                                        13,279,055     13,279,055
Notes Receivable-Baja Promocion
 Internacional (Note 6)                           4,200,000      4,200,000
Property, Furniture, and Equipment
 (Note 7)                                           649,190        674,555
                                                 ----------     ----------
  Total Assets                                  $23,408,967    $22,928,438
                                                 ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------

Current Liabilities:
--------------------
Accounts Payable                                 $  268,565     $  227,313
Notes Payable-Current Portion                         7,186          7,458
                                                 ----------     ----------
  Total Current Liabilities                         275,752        234,771


Notes Payable-Net of Current Portion
 (Note 8)                                         9,485,781     10,196,925
                                                 ----------     ----------
  Total Liabilities                               9,761,533     10,431,696
                                                 ----------     ----------


STOCKHOLDERS' EQUITY:
---------------------
Common Stock                                      9,128,963      7,720,982
Preferred Stock                                   6,000,000      6,000,000
Minority Interest                                  (328,538)      (350,720)
Accumulated Deficit                              (1,152,991)      (873,520)
                                                 ----------     ----------
  Total Stockholders' Equity                     13,647,434     12,496,742
                                                 ----------     ----------


Total Liabilities and Stockholders' Equity      $23,408,967    $22,928,438
                                                 ==========     ==========




             See accompanying notes to financial statements.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS


                                                     SIX MONTHS ENDED
                                                  OCT 31,         OCT 31,
                                                   1997            1996
                                                 --------        --------
REVENUES:
---------
  Revenues                                       $  245,881     $        -
  Gain on Sale of Assets                                  -              -
                                                 ----------     ----------
    Total Revenues                                  245,881              -


EXPENSES:
---------
  General and Administrative Expenses               515,781        141,862
                                                 ----------     ----------
    Income Before Unusual Items                    (269,901)      (141,862)
                                                 ----------     ----------

UNUSUAL ITEMS:
--------------
  Gain (Loss) on Debt Settlement                          -              -
  Write-Down of Shares Received
   in Settlement                                                  (351,916)
  Write-Down of wholly owned subsidiary                   -        (98,503)
  Gain on Sale of MRI Medical
   Diagnostics Inc. shares                                -          6,813
  Exchange gain (loss)                                    -        (15,443)
  Write-Down of Investments                               -              -
                                                 ----------     ----------
    Total Unusual Items                                   -       (459,050)
                                                 ----------     ----------

  Minority Interest                                  (9,570)             -

Income Before Income Taxes                         (279,471)      (600,912)

  Income Taxes                                            -              -

                                                 ----------     ----------
Net Income                                       $ (279,471)    $ (600,912)
                                                 ----------     ----------


Earnings per share-Primary                           (0.017)        (0.070)

Earnings per share-Fully Diluted                     (0.015)           N/A







             See accompanying notes to financial statements.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

                                                     SIX MONTHS ENDED
                                                  OCT 31,         OCT 31,
                                                   1997            1996
                                                 --------        --------
CASH FROM OPERATING ACTIVITIES:
-------------------------------
  Net Income                                     $ (279,471)    $ (600,912)
  Add (deduct) items not using
   (providing) cash:
  Depreciation and Amortization                      54,301            204
  Write-Down-Investment in MRI Medical
   Diagnostics Inc.                                                351,916
  Net Change in Non-Cash Working
   Capital Items                                                (1,274,554)
  Gain on Sale of MRI Medical Diagnostics                           (6,813)
  Changes in Operating Assets and
   Liabilities:
    Increase in Notes and Accounts
     Receivable                                    (134,213)             -
    Decrease in Prepaid Expenses                          -              -
    Increase (Decrease) in Accounts Payable          41,252              -
    Decrease in Accrued Interest Payable                  -              -
                                                 ----------     ----------
Net Cash Flow Provided From
 Operating Activities                              (318,131)    (1,530,158)
                                                 ----------     ----------

CASH FROM INVESTING ACTIVITIES:
  Increase in Furniture and Equipment               (28,935)        (2,046)
  Decrease in MRI Medical Diagnostics
   Investment                                             -
  Decrease in GSDIC Investment                            -
  Purchase U. S. Treasury Bills                    (256,846)
  Purchase Certificates of Deposit                  (29,110)
  Purchase of Hills of Bajamar                       (2,000)       (28,402)
  Purchase of Plaza Timeshares                            -
                                                 ----------     ----------
Net Cash Flow Used in Investing Activities         (316,891)       (30,448)
                                                 ----------     ----------

CASH FROM FINANCING ACTIVITIES:
  Increase in Notes Payable-Net of
   Current Portion                                        -
  Decrease in Notes, Loans, Guarantees
   Payable                                         (711,414)
  Proceeds from the sale of shares                1,407,981      1,528,508
  Preferred Stock Issued                                  -
  Sales of Treasury Stock                                 -        (27,494)
  Proceeds from the sale of shares-
   MRI Diagnostics                                        -         62,217
  Minority Interest                                  22,182
                                                 ----------     ----------
Net Cash Flow From Financing Activities             718,749      1,563,232
                                                 ----------     ----------

Net Increase in Cash                                 83,727          2,625

Cash-Beginning of Fiscal Year                        33,557          7,078

                                                 ----------     ----------
Cash-End of Fiscal Year                          $  117,284     $    9,704
                                                 ==========     ==========





             See accompanying notes to financial statements.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED UNAUDITED STATEMENTS OF STOCKHOLDERS' EQUITY



                   PREFERRED      COMMON       TREASURY      MINORITY       ACCUM
                     STOCK         STOCK         STOCK       INTEREST      DEFICIT        TOTAL
                     -----         -----         -----       --------      -------        -----
BALANCE AT
 APRIL 30, 1997     $6,000,000    $7,720,982    $      -    $ (350,720)    $ (873,520)   $12,496,742

ISSUANCE OF PREFERRED
 STOCK                       -                                                                     -

ISSUANCE OF COMMON
 STOCK                             1,407,981                                               1,407,981

SALE OF TREASURY STOCK                                 -                                           -

MINORITY INTEREST                                               22,182                        22,182

NET INCOME                                                                   (279,471)      (279,471)

                    ----------    ----------    --------    ----------     ----------     ----------
BALANCE AT
 OCTOBER 31, 1997   $6,000,000    $9,128,963    $      -    $ (328,638)   $(1,152,991)   $13,647,434
                    ==========    ==========    ========    ==========     ==========     ==========







             See accompanying notes to financial statements.

                    TRI-NATIONAL DEVELOPMENT CORP.
                   NOTES TO THE FINANCIAL STATEMENTS
                           October 31, 1997



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

2.   NOTES RECEIVABLE

On December 30, 1996, First Colonial Ventures, Ltd. signed a note to the Company to purchase a 1/3 interest of Greater San Diego Imaging Center.
At October 31, 1997, the unpaid principal was $237,632.99. The note is due and payable, together with interest, on December 31, 1997.

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

3.   INVESTMENT IN MRI MEDICAL DIAGNOSTICS INC., A COLORADO CORPORATION

In 1992 the Company sold its wholly owned subsidiary, MRI Medical
Diagnostics Inc., a California corporation. In return the Company received 6,000,000 restricted common shares of the purchaser, MRI Medical
Diagnostics Inc. (MRI-Med), a Colorado public corporation (formerly Petro-Global, Inc.), plus certain mineral properties and leases. The mineral properties were written down to a nil value in the records of the Company. MRI-Med filed for Chapter 11 bankruptcy protection on July 22, 1993. After dividends in kind totaling 2,000,000 shares in 1992 and 1993, and due to uncertainty in the underlying value of the remaining 4,000,000 MRI-Colorado shares held by the Company, the carrying cost of these shares was written-off in 1994. Tri-National Development Corp. filed a reorganization plan on behalf of MRI-Med in August 1995 and, in settlement of the litigation described in Note 3, the Company received 5,900,000 shares of MRI-Med at a deemed value of $0.50 per share, ordered by the U.S. Federal Bankruptcy Court, plus 1,400,000 for reimbursement of current expenses. MRI Medical Diagnostics, Inc. is currently a publicly traded company, with shares trading in the $.03 to $.10 range. The investment is recorded in the books at a cost of $496,994.

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

The Company then entered into a new agreement in November of 1996 with PMI to acquire all right and title to the 237 acres already in escrow, as well as, the balance of the contract for the remaining 2,233 acres for a $700,000 promissory note payable, 500,000 shares of TND Class B Series B Preferred Stock at a value of $4.00 per share and the return of its 51% interest in PMI. The Company's basis in the Hills of Bajamar taking into account cash invested, stock surrendered and notes given total, $3,843,661. PMI remains responsible for its own debts.

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

7.   FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

          Furniture and equipment                 $712,671
          Less accumulated depreciation            (63,842)
                                                  --------
                                                  $649,189
                                                  ========

8.   LONG-TERM NOTES PAYABLE

Long-term notes payable at October 31, 1997, consisted of the following:

     Note payable to Valcas Internacional,
       S.A. de C.V. payable in semi-
       annual installments of $927,905
       with interest commencing after
       May 1, 1999 at 6% per annum, with
       the first installment due May 1,
       1999 and final installment due
       November 1, 2002                           $9,279,055

     Note payable to North County Bank
       Guaranteed by a stockholder and
       secured by equipment, due in
       monthly installments of $864,
       including interest at 10.5%,
       through October, 2001                          33,527

     Note payable to GSDIC LLC at 10% with
       A balloon payment due May 1, 1998             180,385
                                                  ----------
                                                   9,492,967
     Less current portion                             (7,186)
                                                  ----------
     Long-term debt, net at current portion       $9,485,781
                                                  ==========

Maturities at long-term debt are as follows:

     Year ending
     April 30                                     Amount
     --------                                     ------

     1998                                         $    7,186
     1999                                          2,053,423
     2000                                          1,865,004
     2001                                          1,866,017
     2002                                          1,856,670
     Thereafter                                    1,844,667
                                                  ----------
                                                  $9,492,967
                                                  ==========

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

Future minimum operating lease payments as of April 30, 1997 are as follows:

          1998                                    $  113,382
          1999                                       102,369
          2000                                        30,452
                                                  ----------
                                                  $  246,203
                                                  ==========

12.  GREATER SAN DIEGO IMAGING CENTER LLC

On June 4, 1996 the Company entered into an Asset Purchase Agreement with Greater San Diego Imaging Center, LLC (GSDIC) with an effective date of November 1, 1996. GSDIC owns and operates a magnetic resonance imaging center in San Diego, California. The Company agreed to purchase the fixed assets, certain trade accounts receivable, certain assignable contracts, leases and agreements, prepaid expenses and the goodwill of the business. The purchase price is $599,999 for the fixed assets and $1.00 for other assets and is payable as follows:

          (a) by payment of $300,000, of which $25,000 U.S. was paid upon execution of the agreement (partially paid from deposit on letter agreement), and
          (b) by the issuance of 857,142 common shares in the capital of TND based upon a value of $0.35 U.S. per share for total share consideration having a value of $300,000 U.S., and
          (c) subsequent to June 4, 1996, the Company agreed to purchase additional accounts receivable in the amount of $102,700, in exchange for 291,935 common shares of TND, based on a price of $.35 per share, and
          (d) on December 30, 1996, the Company entered into an agreement with First Colonial Ventures, Ltd. to sell it 1/3 of GSDIC for $350,000 cash, payable over 6 months. As of October 31, 1997, First Colonial had paid $112,367.01.

13.  SHARE CAPITAL

The authorized capital of the Company consists of 110,100,000 shares divided into, 100,000 Class A Preferred shares with a par value of $1.00 each; 5,500,000 Class B Series A Convertible Preferred shares with a par value of $1.00 each; 4,500,000 Class B Series B Convertible Preferred shares with a par value of $1.00 each, of which 1,500,000 are issued and outstanding; and 100,000,000 common shares without par value, of which 15,955,292 are issued and outstanding.

Included in the 15,955,292 common shares issued and outstanding are 749,483 common shares held in escrow and may not be released by the transfer agent, traded in or dealt with in any manner whatsoever without the consent of the regulatory authorities.

There were employee stock options to purchase 875,000 common shares of the Company outstanding at October 31, 1997.

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

14.  RELATED PARTY TRANSACTIONS

The aggregate payments paid and accrued to related parties during the year are as follows:

     Management and consulting fees               $48,000.00

15.  OPTIONS AND WARRANTS

Issued and Outstanding Common Shares at October 31, 1997:

Stock Options Granted During the Year:

     875,000 Employee Stock Options were issued in December of 1996 to purchase common shares in the capital of the Company at a price of $.25 per share and expiring December 31, 1999 (see Note 8). At October 31, 1997, 100,000 Employee Stock Options had been exercised.

Warrants Granted During the Year:

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