Form 10-Q
period 1998-01-31
TRI NATIONAL DEVELOPMENT CORP
filed 1998-02-23
CIK 1034415

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarter ended January 31, 1998

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

As of February 12, 1998, 18,750,156 shares of the registrant's common stock were outstanding. The aggregate market value of the Registrants's free-trading common stock, held by non-affiliates on February 2, 1998 was approximately $7,155,000, based on the closing price of the stock on February 12, 1998.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED UNAUDITED BALANCE SHEETS

ASSETS:
-------
                                                    JAN 31,        JAN 31,
                                                     1998           1997
                                                   --------       --------
Current  Assets:
----------------
Cash                                             $   85,051     $   36,011
U. S. Treasury Bills                                258,855              -
Certificates of Deposit                              29,110              -
Accounts Receivable                                 377,048        138,791
Notes Receivable (Note 2)                           357,748        239,332
                                                 ----------     ----------
  Total Current Assets                            1,107,811        414,134

Investments-NetRom, Inc. Convertible
 Preferred Stock (Note 3)                         3,000,000              -
Investments-MRI Medical Diagnostics,
 Inc. (Note 4)                                      496,994        496,994
Investments-Hills of Bajamar (Note 5)             3,723,661      3,841,661
Investments-Plaza Resort Timeshares
 (Note 6)                                        13,279,055     13,279,055
Notes Receivable-Baja Promocion
 Internacional (Note 7)                           4,200,000      4,200,000
Property, Furniture, and Equipment
 (Note 8)                                           637,062        644,934
                                                 ----------     ----------
  Total Assets                                  $26,444,582    $22,876,778
                                                 ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------

Current Liabilities:
--------------------
Accounts Payable                                 $  360,513     $  206,117
Loans Payable-Short Term (Note 9)                   394,378
Notes Payable-Current Portion                         7,441          7,458
                                                 ----------     ----------
  Total Current Liabilities                         762,331        213,575


Notes Payable-Net of Current Portion
 (Note 10)                                        9,302,828     10,198,974
Accrued Taxes on Income (Note 11)                   339,496
                                                 ----------     ----------
  Total Liabilities                              10,404,656     10,412,549
                                                 ----------     ----------


STOCKHOLDERS' EQUITY:
---------------------
Common Stock,no par value; authorized
 100,000,000; issued 15,955,292                   9,098,508      7,482,888
Preferred Stock, $1 par value;
 authorized 10,100,000; issued 1,500,000          6,000,000      6,000,000
Minority Interest, 1/3 of GSDIC is owned
 by First Colonial Ventures Ltd.                    268,800       (350,720)
Retained Earnings ( Deficit )                       672,618       (667,939)
                                                 ----------     ----------
  Total Stockholders' Equity                     16,039,926     12,464,229
                                                 ----------     ----------


Total Liabilities and Stockholders'
 Equity                                         $26,444,582    $22,876,778
                                                 ==========     ==========




             See accompanying notes to financial statements.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS


                                                      NINE MONTHS ENDED
                                                    JAN 31,        JAN 31,
                                                     1998           1997
                                                   --------       --------
REVENUES:
---------
  Revenues                                       $  349,118     $   30,450
  Gain on Sale of Assets                          2,880,000      3,726,917
                                                 ----------     ----------
    Total Revenues                                3,229,118      3,757,367

EXPENSES:
---------
  General and Administrative Expenses             1,006,538        419,588
                                                 ----------     ----------
    Income Before Unusual Items                   2,222,580      3,337,779
                                                 ----------     ----------

UNUSUAL ITEMS:
--------------
  Gain (Loss) on Debt Settlement                          -         23,819
  Gain on Sale of MRI Medical
   Diagnostics Inc. shares                                -              -
  Write-Down of Investments                               -       (100,000)
                                                 ----------     ----------
    Total Unusual Items                                   -        (76,181)
                                                 ----------     ----------

  Minority Interest                                 (12,435)             -

Income Before Income Taxes                        2,210,145      3,261,598

  Income Taxes                                      339,496              -

                                                 ----------     ----------
Net Income                                       $1,870,650     $3,261,598
                                                 ----------     ----------


Earnings per share-Primary                            0.110          0.230

Earnings per share-Fully Diluted                      0.110          0.230












             See accompanying notes to financial statements.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

                                                      NINE MONTHS ENDED
                                                    JAN 31,       JAN 31,
                                                     1998          1997
                                                   --------      --------
CASH FROM OPERATING ACTIVITIES:
-------------------------------
  Net Income                                     $1,870,650     $3,287,807
  Add (deduct) items not using
  (providing) cash:
  Depreciation and Amortization                      49,722              -
  Write-Down-Investment in MRI Medical
  Diagnostics Inc.                                                       -
  Net Change in Non-Cash Working
  Capital Items                                                          -
  Gain on Sale of MRI Medical Diagnostics                                -
  Changes in Operating Assets and
  Liabilities:
    Increase in Notes and Accounts
    Receivable                                     (332,180)      (366,342)
    Decrease in Prepaid Expenses                          -          3,794
    Increase (Decrease) in Accounts
    Payable                                         133,200       (397,296)
    Accrued Taxes on Income                         339,497
    Decrease in Accrued Interest Payable                  -        (36,145)
                                                 ----------     ----------
Net Cash Flow Provided From Operating
 Activities                                       2,060,889      2,491,818
                                                 ----------     ----------

CASH FROM INVESTING ACTIVITIES:
-------------------------------
  Decrease in Furniture and Equipment               (12,229)      (644,934)
  Sale of Land to NetRom, Inc. for
  preferred Stock                                (3,000,000)
  Sale of Land to Baja Promocion
  Internacional                                                 (4,200,000)
  Decrease in MRI Medical Diagnostics
  Investment                                              -         56,875
  Decrease in Grand Terrace Investment                              80,188
  Decrease in GSDIC Investment                                      15,035
  Purchase U. S. Treasury Bills                    (258,855)
  Purchase Certificates of Deposit                  (29,110)
  Sale of Land - Hills of Bajamar                   118,000     (3,534,651)
  Purchase of Plaza Timeshares                            -    (13,279,055)
                                                 ----------     ----------
Net Cash Flow Used in Investing
 Activities                                      (3,182,194)   (21,506,542)
                                                 ----------     ----------

CASH FROM FINANCING ACTIVITIES:
-------------------------------
  Increase in Notes Payable-Net of
  Current Portion                                       (17)    10,198,974
  Decrease in Notes, Loans, Guarantees
  Payable                                          (499,719)      (213,730)
  Proceeds from the sale of shares                1,660,100      3,744,519
  Preferred Stock Issued                                  -      6,000,000
  Shares Subscribed but not issued                                (375,336)
  Sales of Treasury Stock                                 -         39,893
  Proceeds from the sale of shares-
  MRI Diagnostics                                         -              -
  Minority Interest                                  12,435       (350,720)
                                                 ----------     ----------
Net Cash Flow From Financing Activities           1,172,799     19,043,600
                                                 ----------     ----------

Net Increase in Cash                                 51,494         28,876

Cash-Beginning of Fiscal Year                        33,557          7,135

                                                 ----------     ----------
Cash-End of Fiscal Year                          $   85,051     $   36,011
                                                 ==========     ==========


             See accompanying notes to financial statements.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED UNAUDITED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                           RETAINED
                   PREFERRED       COMMON      TREASURY      MINORITY      EARNINGS       TOTAL
                     STOCK         STOCK         STOCK       INTEREST      (DEFICIT)      EQUITY
                     -----         -----         -----       --------      -------        -----
BAL AS PREVIOUSLY
 REPORTED
 APRIL 30, 1997     $6,000,000    $7,720,982    $      -    $ (350,720)    $ (873,520)   $12,496,742

CORRECTION OF
 ERROR**                     -      (282,574)          - **    607,085       (324,511)             -

                    ----------    ----------    --------    ----------     ----------     ----------
ADJUSTED BALANCES
 AT APRIL 30, 1997  $6,000,000     7,438,408           -       256,365     (1,198,031)   $12,496,742
                    ==========    ==========    ========    ==========     ==========     ==========

ISSUANCE OF PREFERRED
 STOCK                       -                                                                     -

ISSUANCE OF COMMON
 STOCK                             1,660,100                                               1,660,100

SALE OF TREASURY STOCK                                 -                                           -

MINORITY INTEREST                                               12,435                        12,435

NET INCOME                                                                  1,870,650      1,870,650

                    ----------    ----------    --------    ----------     ----------     ----------
BALANCE AT
 OCTOBER 31, 1997   $6,000,000    $9,098,508    $      -    $ 268,800    $   672,619     $16,039,927
                    ==========    ==========    ========    ==========     ==========     ==========

** PRIOR PERIOD CORRECTION OF ERROR DUE
   TO UNDERSTATEMENT OF MINORITY INTEREST








             See accompanying notes to financial statements.

                    TRI-NATIONAL DEVELOPMENT CORP.
                   NOTES TO THE FINANCIAL STATEMENTS
                           January 31, 1998



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

Consolidation

The consolidated financial statements include the accounts of Greater San Diego Imaging Center LLC, a subsidiary owned 2/3 by the Company and Activity Link, Inc.. Greater San Diego Imaging Center LLC sold 1/3 minority interest to First Colonial Ventures, Ltd., which has been provided for in the financial statements. All material intercompany accounts and transaction have been eliminated in the consolidation.

Earnings Per Share

Primary earnings per share have been computed based on the weighted average number of shares and equivalent shares outstanding during each period. The dilutive effect of stock options and warrants has been considered in the computation of equivalent shares and is included from the respective dates of issuance.

The fully diluted computation is based on the number of shares for the nine months ended January 31, 1998 and 1997. The computation contemplates the dilutive effects of common stock equivalent shares, as well as, conversion of the convertible preferred stock, issued during the last nine months.

Since the date of issuance of the warrants and options, both primary and fully diluted earnings per share computations limit the assumption of the repurchase of treasury shares to a maximum of 20% of the outstanding shares of the Company.

Furniture and Equipment

Furniture and equipment are stated at cost and depreciated over the estimated useful lives of the assets (five to seven years) using the straight line method.

2.   NOTES RECEIVABLE


On December 30, 1996, First Colonial Ventures, Ltd. signed a note to the Company to purchase a 1/3 interest of Greater San Diego Imaging Center. At January 31, 1998, the unpaid principal with interest and penalties is $357,748. The note was due and payable together with interest and penalties, by December 31, 1997.

In March 1992, the Company advanced $383,064 to MRI Medical Diagnostics, Inc. (MRI MD) to enable MRI Grand Terrace, Inc. (Grand Terrace) to acquire a retirement hotel located in Grand Terrace, California. The loan was evidenced by a 15% note receivable from MRIMD and a second trust deed and an assignment of rents from MRI Grand Terrace, Inc. On March 22, 1993, Grand Terrace filed a complaint against Chino Valley Bank, as a result of the purchase of the residential retirement hotel in Grand Terrace from the Chino Valley Bank. MRI claimed that the sellers of the property (Chino Valley Bank) had failed to disclose that the property's parking lot encroached on the property of the adjacent parcel of land. Grand Terrace stopped making mortgage payments to the mortgage holder (the same Chino Valley Bank), which then filed a Notice of Default as an initial step to foreclosure on the property. Grand Terrace then sought Bankruptcy protection in July of 1993, and was ultimately dismissed from Bankruptcy in May of 1995. The Chino Valley Bank subsequently sold the property in foreclosure to itself. Tri-National filed it's own action against the Chino Valley Bank in early 1995, claiming that it was defrauded and misrepresented when it advanced the $383,064 for the closing in 1992. The case is still pending and has been set for trial on March 6, 1998. The Company purchased the remaining stock of MRI Grand Terrace, Inc., as described in Note 4 to these financial statements, in an effort to control both lawsuits against the Chino Valley Bank, which is also a publicly traded company. As a result of the uncertainty of the final results of the lawsuits, the Company wrote off the investment, which at the time was $100,000.

3.   NETROM, INC. CONVERTIBLE PREFERRED STOCK

In January of 1998, the Company, on behalf of its wholly owned subsidiary, Planificacion y Desarrollo Regional Jatay, S.A. de C.V., a Mexican corporation, has sold 50 acres of its Hills of Bajamar property to NetRom, Inc., a California corporation for $60,000 per acre, for a total purchase price of $3,000,000, plus construction and management contracts on said 50 acres.

NetRom, Inc. shall deliver to Tri-National Development Corp. at closing, 1,000,000 shares of its preferred stock at a value of $3.00 per share for a total value of $3,000,000. The preferred stock will cumulate interest at a rate of 15% per annum and will be convertible into common stock at $3.00 per share or market price for the 10 day average prior to the date of converstion, which ever is less, but in no event less than $1.50 per share. The conversion date is at the option of Tri-National Development Corp., however, no sooner than 12 months from the date of closing and in no case later than 15 days after the common stock of NetRom, Inc. trades at or above $4.00 per share for a period of thirty consecutive days.

Additionally, NetRom, Inc. will provide Tri-National Development Corp. will warrants to purchase 1,000,000 common shares at a price of $1.25 per share, presuming that NetRom, Inc. achieves its stated projection of $.31 per share in earnings for the year ending December 31, 1998. In the event that NetRom, Inc. falls below the $.31 per share earnings projection, but no lower than $.21 in earnings for that period, then the warrant price will fall to $1.00 per share. Further, if the earnings fall to between $.11 and $.21, then the option price will be reduced to $.75 per share and in the event the earnings fall below $.11 per share, the option price will be reduced to $.50 per share. The price and terms for the property are based on arms length negotiations between the parties and was approved by the Board of Directors of Tri-National Development Corp. and the shareholders of NetRom, Inc. at their Annual Meeting of Shareholders, held on January 19, 1998.

4.   INVESTMENT IN MRI MEDICAL DIAGNOSTICS INC., A COLORADO CORPORATION

In 1992 the Company sold its wholly owned subsidiary, MRI Medical
Diagnostics Inc., a California corporation. In return the Company received 6,000,000 restricted common shares of the purchaser, MRI Medical
Diagnostics Inc. (MRI-Med), a Colorado public corporation (formerly Petro-Global, Inc.), plus certain mineral properties and leases. The mineral properties were written down to a nil value in the records of the Company. MRI-Med filed for Chapter 11 bankruptcy protection on July 22, 1993. After dividends in kind totaling 2,000,000 shares in 1992 and 1993, and due to uncertainty in the underlying value of the remaining 4,000,000 MRI-Colorado shares held by the Company, the carrying cost of these shares was written-off in 1994. Tri-National Development Corp. filed a reorganization plan on behalf of MRI-Med in August 1995 and, in settlement of the litigation described in Note (2), the Company received 5,900,000 shares of MRI-Med at a deemed value of $0.50 per share, ordered by the U.S. Federal Bankruptcy Court, plus 1,400,000 for reimbursement of current expenses. MRI Medical Diagnostics, Inc. is currently a publicly traded company, with shares trading in the $.08 to $.15 range. The investment is recorded in the books at a cost of $496,994. The Company declared and paid a stock dividend of 750,000 shares of MRI Medical Diagnostics,Inc. (OTC BB:MMDI)to shareholders of record August 31, 1997 and declared a second stock dividend of an additional 750,000 to shareholders of record January 27, 1998.

5.   REAL ESTATE DEVELOPMENT PROPERTY: HILLS OF BAJAMAR

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

Prior to receiving shareholder approval, the Board renegotiated the agreement and, on June 23, 1995, the Company held an Extraordinary General Meeting that approved the renegotiated agreement. Under the renegotiated agreement, the Company was granted 51% of the issued and outstanding shares of PMI with any dilution of stock to raise further funding to come from the shareholdings of the minority shareholders of PMI and not their treasury. PMI also agreed to assume a convertible promissory note to a Mr. Yates on renegotiated terms and Yates agreed to such assumption by PMI.
The Yates note was originally secured by the Company's rights to its 86.45 acres of the Santa Fe Ranch. The renegotiated note with PMI provided for Yates to receive the greater of $2,000 or 50% of the sale price for each acre of the Santa Fe Ranch sold until all funds due to him were paid, with Yates also to receive a lien against the first 250 acres of the Santa Fe Ranch as security.

The Company then entered into a new agreement in November of 1996 with PMI to acquire all right and title to the 237 acres already in escrow, as well as, the balance of the contract for the remaining 2,233 acres for a $700,000 promissory note payable, 500,000 shares of TND Class B Series B Preferred Stock at a value of $4.00 per share and the return of its 51% interest in PMI. In January of 1998, the Company converted the $700,000 promissory note into 1,000,000 common shares of the Company. The Company's basis in the Hills of Bajamar taking into account cash invested, stock surrendered and notes given total, $3,843,661. PMI remains responsible for its own debts, including Mr. Yates.

6.   PLAZAS RESORT TIMESHARES AND COMMERCIAL PROPERTY

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

7.   BAJA PROMOCIONES INTERNATIONAL, S.A. de C.V.

On April 27, 1997, the Company entered into an agreement to sell 200 acres in the very northern corner of the Hills of Bajamar to Baja Promociones International, Inc. for use as a Indy style racing facility for $4,200,000 and retained 25% interest in the business. The Company has received a note in the amount of $4,200,000. The buyer is to receive a credit of $1,000,000 upon completion of the construction of the main road from the toll road to the race facility property. The buyer is expecting to start construction by April 1,1998. The original cost of this property was $473,083, yielding a gain on sale of $3,726,917.

8.   FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

     Furniture and equipment                          $  712,671
     Less accumulated depreciation                       (63,842)
                                                      ----------
                                                      $  649,189
                                                      ==========

9.   LOANS PAYABLE-SHORT TERM

During the quarter, the Company issued nine month notes with 10% interest per annum. The Company intends to repay the the principal and interest with cash flow generated from the Plazas Resort timeshare sales at Bajamar.

10.  LONG-TERM NOTES PAYABLE

Long-term notes payable at January 31, 1998, consisted of the following:

     Note payable to Valcas Internacional,
       S.A. de C.V. payable in semi-
       annual installments of $927,905
       with interest commencing after
       May 1, 1999 at 6% per annum, with
       the first installment due May 1,
       1999 and final installment due
       November 1, 2002                               $9,279,055

     Note payable to North County Bank
       Guaranteed by a stockholder and
       secured by equipment, due in
       monthly installments of $864,
       including interest at 10.5%,
       through October, 2001                              31,214

                                                      ----------
                                                       9,310,269
     Less current portion                             (    7,441)
                                                      ----------
     Long-term debt, net at current portion           $9,302,828
                                                      ==========

Maturities at long-term debt are as follows:

     Year ending
     April 30                                         Amount
     --------                                         ------

     1998                                             $    7,441

     1999                                              1,870,470
     2000                                              1,865,004
     2001                                              1,866,017
     2002                                              1,856,670
     Thereafter                                        1,844,667
                                                      ----------
                                                      $9,310,269
                                                      ==========

11.  INCOME TAXES

The Company began the year with loss carryforwards from prior years totaling, $1,211,629. These losses partially offset the net income in the current year of $2,210,145, leaving taxable income of $998,516 for the nine months ending January 31, 1998. The federal income tax accrued on the above taxable income amounted to $339,496 and since the Company was incorporated in the state of Wyoming, it does not have to pay California state income taxes.

12.  LEASES

The Company leases two office facilities in San Diego, California under operating leases which expire in 1999 and the year 2,000, respectively. The leases generally require the Company to pay all maintenance, insurance and property taxes and are subject to certain minimum escalation provisions. Rent expense for all operating leases was approximately $85,031 for the nine months ended January 31, 1998.

Future minimum operating lease payments as of January 31, 1998 are as follows:

     1998                                             $  113,375
     1999                                                102,369
     2000                                                 30,452
                                                      ----------
                                                      $  246,196
                                                      ==========

13.  GREATER SAN DIEGO IMAGING CENTER LLC

On June 4, 1996 the Company entered into an Asset Purchase Agreement with Greater San Diego Imaging Center, LLC (GSDIC) with an effective date of November 1, 1996. GSDIC owns and operates a magnetic resonance imaging center in San Diego, California. The Company agreed to purchase the fixed assets, certain trade accounts receivable, certain assignable contracts, leases and agreements, prepaid expenses and the goodwill of the business. The purchase price is $599,999 for the fixed assets and $1.00 for other assets and is payable as follows:

(a) by payment of $300,000, of which $25,000 U.S. was paid upon execution of the agreement (partially paid from deposit on letter agreement), and
(b) by the issuance of 857,142 common shares in the capital of TND based upon a value of $0.35 U.S. per share for total share consideration having a value of $300,000 U.S., and
(c) subsequent to June 4, 1996, the Company agreed to purchase additional accounts receivable in the amount of $102,700, in exchange for 291,935 common shares of TND, based on a price of $.35 per share, and
(d) on December 30, 1996, the Company entered into an agreement with First Colonial Ventures, Ltd. to sell it 1/3 of GSDIC for $350,000 cash, payable over 6 months. As of January 31, 1998, First Colonial had paid $112,367.

14.  SHARE CAPITAL

The authorized capital of the Company consists of 110,100,000 shares divided into,100,000 Class A Preferred shares with a par value of $1.00 each; 5,500,000 Class B Series A Convertible Preferred shares with a par value of $1.00 each; 4,500,000 Class B Series B Convertible Preferred shares with a par value of $1.00 each, of which 1,500,000 are issued and outstanding; and 100,000,000 common shares without par value, of which 18,750,156 are issued and outstanding.

Included in the 18,750,156 common shares issued and outstanding are 749,483 common shares held in escrow and may not be released by the transfer agent, traded in or dealt with in any manner whatsoever without the consent of the regulatory authorities.

There were employee stock options to purchase 875,000 common shares of the Company outstanding at January 31, 1998.

In 1996,the Company carried out a private placement of 1,956,491 units of the Company at a price of $0.285 per unit for gross proceeds of $521,971. Each unit consists of one common share in the capital of the Company and a two year non-transferable share purchase warrant. Each non-transferable share purchase warrant entitles the holder thereof to purchase one common share in the capital of the Company at any time during the first six months of the term of the warrant at a price of $0.285, at any time during the second six months of the term of the warrant at a price of $0.40, at any time during the third six months of the term of the warrant at a price of $0.55 or at any time during the final six months of the term of the warrant at a price of $0.75. The term of the warrant commenced on the October 30, 1996. As of January 31, 1998, a total of 832,167 warrants had been exercised, leaving 1,115,909 warrants unexercised.

In 1996, the Company also carried out a private placement of 968,020 units of the Company at a price of $0.35 per unit for gross proceeds of $338,807. Each unit consists of one common share in the capital of the Company and a two year non-transferable share purchase warrant. Each non-transferable share purchase warrant entitles the holder thereof to purchase one common share in the capital of the Company at any time during the first year of the term of the warrant at a price of $0.40 or at any time during the final year of the term of the warrant at a price of $0.50. The term of the warrant commenced on the October 30, 1996. As of January 31, 1998, a total of 775,073 warrants had been exercised, leaving 192,947 unexercised.

15.  RELATED PARTY TRANSACTIONS

     The aggregate amounts paid and accrued to related parties during the year follows:

Management Compensation and Consulting Fees $117,000.

16.  OPTIONS AND WARRANTS

Stock Options Granted During the Year:

No Employee Stock Options were granted during the 9 months ended January 31, 1998. However, 975,000 Employee Stock Options were issued in December of 1996 to purchase common shares in the capital of the Company at a price of $.25 per share and expiring December 31, 1999. For the nine months ended January 31, 1998, 100,000 Employee Stock Options had been exercised.

Warrants Granted During the Year:

During the quarter ended January 31, 1998, the Company carried out a private placement of 1,320,384 units of the Company for gross proceeds of $545,000. Each unit consists of one common share in the capital of the Company and a one year non-transferable share purchase warrant. Each non-transferable share purchase warrant entitles the holder thereof to purchase one common share in the capital of the Company at any time during the year of the term of the warrant at a price of $1.00.

Directors:

M.A. Sunstein                 Jay Pasternack
Ted Takacs                    Shane Kennedy
Dr. Robert Rosen              Arthur Lilly
J.J. Parker, M.D.