Form 10KSB40
period 1998-04-30
TRI NATIONAL DEVELOPMENT CORP
filed 1998-07-31
CIK 1034415

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                              FORM 10-KSB


           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES AND EXCHANGE ACT OF 1934


               For the fiscal year ended April 30, 1998

                      Commission File No. 0-29164

                    TRI-NATIONAL DEVELOPMENT CORP.
            (Name of Small Business Issuer in its charter)



           Wyoming                                  33-0741573
     (State of Incorporation)                       (I.R.S. ID)



                   480 Camino Del Rio S., Suite 140
                      San Diego, California 92108
               (Address of principal executive officers)



Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / X /

As of July 31, 1998, 18,434,423 shares of the registrant's common stock were outstanding. The aggregate market value of the Registrants's free-trading common stock, held by non-affiliates on July 31, 1998 was approximately $7,350,000, based on the closing price of the stock on July 31, 1998.

                     TRI-NATIONAL DEVELOPMENT CORP.

                               FORM 10-KSB

                FOR THE FISCAL YEAR ENDED APRIL 30, 1998

                            TABLE OF CONTENTS

INTRODUCTION                                                         PAGE

Part I

Item 1    Business . . . . . . . . . . . . . . . . . . . . . . . . . . .3
Item 2    Properties . . . . . . . . . . . . . . . . . . . . . . . . . 13
Item 3    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 13
Item 4    Submission of Matters to a Vote of Security Holders. . . . . 13

Part II

Item 5    Market for Registrant's Common Stock and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . . . . . 14
Item 6    Selected Financial Data. . . . . . . . . . . . . . . . . . . 17
Item 7    Management's Discussion and Analysis of Results of
          Operations and Financial Condition . . . . . . . . . . . . . 17
Item 8    Financial Statements and Supplementary Data. . . . . . . . . 21
Item 9    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures . . . . . . . . . . . . 21

Part III

Item 10   Directors and Executive Officers of the Registrant . . . . . 22
Item 11   Executive Compensation . . . . . . . . . . . . . . . . . . . 25
Item 12   Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . . . . . 25
Item 13   Certain Relationships and Related Transactions . . . . . . . 26

Part IV

Item 14   Exhibits, Financial Statement Schedules and Reports
          on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . 27
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 44

                                 PART I

Item 1.   BUSINESS

GENERAL

Tri-National Development Corp. ("TND" or the "Company") was incorporated on July 31, 1979 as Rocket Energy Resources Ltd. under the laws of the Province of British Columbia, Canada by registration of its Memorandum and Articles. The Company changed its name to MRI Medical Technologies, Inc. in April of 1989. On December 7, 1992, the Company changed its name to Tri-National Development Corp. and recapitalized on the basis of five (5) common shares of MRI Medical Technologies, Inc. for (1) common share of Tri-National Development Corp. The shareholders of the Company approved a resolution to continue the corporate domicile from British Columbia, Canada to the State of Wyoming at the Annual General Meeting held on January 20, 1997.

Tri-National Development Corp. ("TND" or the "Company") is a publicly traded corporation, which develops, sells and manages real estate projects in the U.S., Canada and Mexico. TND's business strategy emphasizes quality real estate projects in high growth areas. The Company is divided into three main categories: residential development, resort-related development and assisted living/retirement.

CURRENT PROJECTS

TND/MEDICAL INTERNATIONAL, INC. This California corporation is a wholly owned subsidiary of TND and was formed to acquire, develop and/or manage medically related businesses. The initial geographic region for this company to focus is California and Baja California, Mexico. On June 4, 1996, TND/Medical International, Inc. acquired an existing entity in California, the Greater San Diego Imaging Center (GSDIC). GSDIC has provided magnetic resonance imaging (MRI) services in the San Diego area since 1990. The Company agreed to purchase the fixed assets, certain trade accounts receivable, certain assignable contracts, leases and agreements, prepaid expenses and the goodwill of the business. The purchase price is $599,999 for the fixed assets and $1.00 for other assets and is payable as follows:

(a) by payment of $325,000, of which $25,000 U.S. was paid upon execution of the agreement (partially paid from deposit on letter agreement), and
(b) by the issuance of 857,142 common shares in the capital of TND based upon a value of $0.35 U.S. per share for total share consideration having a value of $300,000 U.S., and
(c) on December 30, 1996, the Company entered into an agreement with First Colonial Ventures, Ltd., Nevada publicly traded company, to sell it 1/3 of GSDIC for $350,000 cash, payable over twelve months. As of April 30, 1998, First Colonial had paid a total of $112,367, with unpaid principal, interest and penalties of $357,748. The Company has declared First Colonial in default and has retained the 1/3 interest as liquidated damages.

This facility, with build outs, was originally financed for $2.5 million. The equipment has a current appraisal of $1.2 million and tenant improvements of $241,000. An "open unit" upgrade was recently completed for claustrophobic and large patients.

MRI MEDICAL DIAGNOSTICS, INC. In 1992, the Company sold its wholly owned subsidiary, MRI Medical Diagnostics Inc., a California corporation to Petro-Global, Inc., a Colorado publicly traded corporation. In return the Company received 6,000,000 restricted common shares of the purchaser, Petro-Global, Inc., plus certain mineral properties and leases. In 1992, the mineral properties were written down to a nil value in the records and the name was changed to MRI Medical Diagnostics, Inc.(MRI-Med). MRI-Med filed for Chapter 11 bankruptcy protection on July 22, 1993. After dividends in kind to TND shareholders totaling 2,000,000 shares in 1992 and 1993, and due to uncertainty in the underlying value of the remaining 4,000,000 MRI-Med shares held by the Company, the carrying cost of these shares was written-off in 1994. Tri-National Development Corp. filed a reorganization plan on behalf of MRI-Med in August 1995 and the Company received 5,900,000 shares of MRI-Med at a deemed value of $0.50 per share, ordered by the U.S. Federal Bankruptcy Court, plus 1,400,000 for
reimbursement of current expenses.   In July of 1997, MRI-Med recapitalized
on a 1 for 5 basis. The investment is recorded in the books at a cost of $496,994. The Company declared and paid a stock dividend of 750,000 shares of MRI-Med to shareholders of record August 31, 1997 and declared a second stock dividend of an additional 750,000 to shareholders of record January 27, 1998. After the stock dividends paid to TND shareholders in 1992, 1993, 1997 and 1998, and shares sold to finance the reorganization, the Company retains approximately 415,000 post-split shares of MRI-Med. MRI-Med is currently traded on the Over the Counter Bulletin Board under the symbol "MMDI" and has traded in the $.05 to $.10 range for the past several months.

LITIGATION AGAINST CITIZENS BUSINESS BANK. As a result of the MRI-Med Reorganization Plan, the Company acquired all of the common stock of MRI Grand Terrace, Inc., a California corporation. MRI Grand Terrace, Inc. was originally a joint venture between MRI Medical Diagnostics, Inc. and TND that previously owned the Grand Terrace Retirement Hotel. This hotel is an 87-room retirement facility located in San Bernardino, California. The current sole asset of this corporation is a lawsuit against Chino Valley Bank, the seller of the retirement hotel. On March 22, 1993, MRI Grand Terrace, Inc. filed a complaint against Chino Valley Bank, now known as Citizens Business Bank (AMEX:CVB). MRI Grand Terrace, Inc. claimed that the sellers of the property (Chino Valley Bank) had failed to disclose that the property's parking lot encroached on the property of the adjacent parcel of land. Contrary to the bank's representations, the Conditional Use Permit (CUP) under which the hotel was operating was in violation, which restricted the ability of TND and MRI Grand Terrace, Inc. to operate, refinance or sell the facility. MRI Grand Terrace, Inc. stopped making mortgage payments to the mortgage holder (the same Chino Valley Bank), which then filed a Notice of Default as an initial step to foreclosure on the property. MRI Grand Terrace, Inc. then sought Bankruptcy protection in July of 1993, and was ultimately dismissed from Bankruptcy in May of 1995. The Chino Valley Bank subsequently sold the property in foreclosure to itself. TND filed it's own action against the Chino Valley Bank in early 1995, claiming that it was defrauded and misrepresented when it advanced $383,064 for the closing in 1992. The Company purchased the remaining stock of MRI Grand Terrace, Inc., as described in Note 4 in the financial statements, in an effort to control both lawsuits. As a result of the uncertainty of the final results of the lawsuits, the Company wrote off this investment. In May of 1998, TND and MRI Grand Terrace, Inc. received judgements in their favor for fraud, intentional misrepresentation and deceit/negligent misrepresentation in the Superior Court of San Bernardino, California. In addition, TND and MRI Grand Terrace, Inc. received judgements totaling almost $5 million dollars, including punitive and compensatory damages, plus pre-trial interest. Beginning May 7th, 1998 the $5 million judgement began accruing, post judgement interest of 10% or $1,400 per day until the full award is paid. By August 17, 1998, the bank must either appeal or pay this judgement.

HILLS OF BAJAMAR. TND currently owns 100% of Planificacion Desarollos de Jatay, S.A. de C.V. ("Planificacion"), a Mexican corporation, having acquired this entity for a combination of 1,000,000 restricted Common Shares of the Company at a value of $.70 per share and 500,000 shares of the Company's Class B Series B Convertible Preferred Stock at a value of $4.00 per share from Pacific International, Inc. (PMI), see Note ^ in "Notes to the Financial Statements". In addition, the Company gave up its 51% interest in PMI. PMI was formed for the sole purpose of owning and developing the Hills of Bajamar, formerly known as the Santa Fe Ranch. The Hills of Bajamar is an approximate 1,000 hectare (roughly 2,500 acre) parcel of real property located in the Municipality of Ensenada, on the Pacific Ocean side of Baja, Mexico, 50 miles south of San Diego, California. Planificacion has a land purchase contract which provides for an overall purchase price of $6,000,000 for the 2,500 acres ($2,400 per
acre or $.60 per sq. meter).   The terms for the remaining balance of
$4,800,000 are $600,000 per year for 8 years. There is no interest until the sixth year, when interest on the remaining balance begins at 6% per annum. The purchase terms were negotiated in 1991 prior to four events:
(1) the passage of NAFTA; (2) the liberalization of foreign ownership of land in Mexico; (3) the California Department of Real Estate issuing a decree that the advertisement in California for sale of foreign homes and land is no longer subject to their jurisdiction; and (4) the mega-developments in the area (see below under "Growth Strategy"). A certified bank appraisal in March of 1998 showed the property valued in excess of $71,000 per acre. Planificacion has title to 237 acres and is currently taking title to 247 additional acres. Stewart Title of Houston, Texas will be doing all of the title work for this property.

The Hills of Bajamar property is located in the region that has become known as "the Gold Coast" because of the current and planned developments. Bajamar (see below), a 1,600 acre master-planned oceanfront resort, is located directly across the highway from the property. Bajamar is currently owned by Desarrollos Urbanos Baja California, S.A. de C.V., whose largest shareholder is Grupo Situr, a Mexican publicly traded company. Bajamar consists of 1,600 acres, which include 27 holes of championship golf, 81 room hotel with land set aside for an additional 9 holes of golf, additional 102-room hotel, condominiums and luxury family homes. Grupo
Situr was in the process of an announced $100,000,000 in improvements, prior to its parent company's financial problems.

SALES OF PROPERTY AT HILLS OF BAJAMAR

INTERNATIONAL HEALTH NETWORKS, INC. In October of 1997, TND finalized negotiations and executed agreements to sell 150 acres of its Hills of Bajamar property to International Health Networks, Inc. ("IHN"), a Nevada corporation, for $25,000 per acre with a 3-year option to acquire an additional 100 acres at a price of $60,000 per acre. IHN is a medical development and management company with primary focus on medical ventures in Mexico. IHN had been seeking suitable land in Northern Baja, California, Mexico for development of a medical campus to include a medical school, medical delivery system for Americans, medical insurance company, contract research organization, medical mall, continuing medical education programs, hospital, medicine clinics, anti-aging clinics, special programs and assisted living . IHN has also executed participation agreements, which provide TND with a management fee of 10% of the square foot rental fees on the site, as well as, a construction contract at cost plus 10% for all construction required on the total 250 acres.

NETROM, INC. In February of 1998, TND signed an agreement with Netrom, Inc. (OTC BB:NRMM) of San Diego, California to sell 50 acres of its Hills of Bajamar property for 1 million shares of Netrom's Convertible Preferred Stock, at a value of $3.00 per share, plus a construction and multi-year management contract. The preferred stock will cumulate interest at a rate of 15% per annum and will be convertible into common stock at $3.00 per share or market price for the 10 day average prior to the date of conversion, which ever is less, but in no event less than $1.50 per share. The conversion date is at the option of TND, however, no sooner than 12 months from the date of closing and in no case later than 15 days after the common stock of NetRom, Inc. trades at or above $4.00 per share for a period of thirty consecutive days. Additionally, NetRom, Inc. will provide TND with warrants to purchase 1,000,000 common shares at a price of $1.25 per share, presuming that NetRom, Inc. achieves its stated projection of $.31 per share in earnings for the year ending December 31, 1998. In the event that NetRom, Inc. falls below the $.31 per share earnings projection, but no lower than $.21 in earnings for that period, then the warrant price will fall to $1.00 per share. Further, if the earnings fall to between $.11 and $.21, then the option price will be reduced to $.75 per share and in the event the earnings fall below $.11 per share, the option price will be reduced to $.50 per share. The price and terms for the property are based on arms length negotiations between the parties and was approved by the Board of Directors of TND and the shareholders of NetRom, Inc. at their Annual Meeting of Shareholders, held on January 19, 1998.

NetRom, Inc., a developer of action sports CD-Rom and interactive internet programming, has begun the pre-planning stages with the intent to develop the site as a post-production multimedia studio, with additional rights to use the site for Action Sports events.

In June of 1998, NetRom, Inc. exercised an option to acquire an additional 200 acres of the Company's Hills of Bajamar property for $4.2 million. The $4.2 million was paid with 4.2 million restricted shares of NetRom, Inc. common stock. By exercising an option to acquire the 200 acres, NetRom, Inc. increased their total holdings to 250 acres. The combined parcel will be utilized via a joint venture arrangement with TND to develop an extreme sports destination resort on a total 500 acre parcel.

BAJAMAR HOTEL AND GOLF RESORT. TND entered into escrow at Stewart Title of Houston, Texas, in June of 1996 to purchase the existing 27 holes of golf, 81 room hotel, clubhouse with restaurant, tennis courts, driving range, land for a fourth set of 9 holes, land for a 102 room addition to the hotel with conference center and approximately 300 acres of assorted residential properties on the golf courses for a total purchase price of $39,500,000.
 The escrow, which had an original expected closing by October 5, 1996, has been extended several times at the request of Grupo Situr.

PLAZAS RESORT TIMESHARES AND COMMERCIAL PROPERTY. The properties in escrow at Stewart Title of Houston, Texas are in addition to a vacation ownership (timeshare) and commercial property at Bajamar, known as the Players Club at Bajamar the Company is acquiring. In December of 1996, the Company entered into an acquisition agreement with Valcas International, S.A. de C.V., to acquire 100% of the stock of Inmobilaria Plaza Baja California, S.A. de C.V., a Mexican corporation, including its existing assets, which include 16+ developed acres of ocean front land within the Bajamar resort complex with plans for 328 vacation ownership (timeshare) units, plus a 26,000 square foot adjacent commercial building under construction for $13,079,055, payable with notes for $9,079,055 and 1,000,000 Class B Series B Convertible Preferred shares with a value of

$4.00 per share (See Note 14 in the "Notes to the Financial Statements" for details.). The Company has projected a five-year sellout with a minimum sales price of $10,000 per week, per unit for total sales in excess of $170,000,000, with a construction, marketing and sales cost under $100,000,000.

ACTIVITY LINK, INC. In January of 1998, TND, through its wholly owned subsidiary, Tri-National Resorts Management, Inc., acquired 85% of Activity Link, Inc., a Nevada corporation, for a combination of $228,000 in cash and 75,000 shares of restricted Common Stock in TND and a quarterly distribution of profits in the amount of 15% once Activity Link, Inc. has achieved $300,000 in net profits. Activity Link, Inc. owns the proprietary rights to "Activity Link", a reservation system for many different types of tourist activities that will be accessed directly by the concierge desks of major hotels and resorts. The hotels and resorts will be billed for each ticket or reservation paid through Activity Link. The first three beta sites for Activity Link are being prepared for a vacation ownership developer in Hawaii, starting in late 1998. Once beta testing is complete, Activity Link plans to initially target the 500 hotels in Hawaii. In addition, the Company intends to utilize Activity Link for its own vacation ownership and resort properties. As of April 30, 1998, no restricted Common Stock in TND had been issued in connection with this acquisition.

ASSISTED LIVING. In January of 1998, TND finalized negotiations and executed agreements to purchase its first assisted living facility to be built and delivered, for a combination of $110,000 in cash, 864,500 shares of the Company Class B Series B Convertible Preferred Stock (for terms of the Preferred Stock see Note 19 in the "Notes to the Financial Statements") and a new mortgage for a total of $8,140,000 from Solymar, Inc., a Nevada corporation. TND, through a newly formed subsidiary, Alpine Gardens East, intends to operate this 100 suite assisted living facility in Youngtown, Arizona. This 100-unit facility is planned to include 40 two-bedroom units and 60 one-bedroom units. In June of 1998, the Company closed on this property. Financing is expected to be in place through FHA by September of 1998 at which time the Company intends to break ground on the construction. As of April 30, 1998, the Company had paid a total of $65,000 in cash and issued 864,500 shares of Class B Series B Convertible Preferred Stock.

In April of 1998, TND executed agreements to allow the Company to begin its due diligence process for an additional assisted living facility in San Marcos, California. Subject to satisfactory results from the marketing study and due diligence, this facility would be built and delivered for a combination of cash, preferred stock and a mortgage for a total of $14,350,000. This 91-unit facility would include 31 studios and 60 one-bedroom units.

The Company entered this industry to take advantage of the trends affecting the long-term care industry. TND's objective is to provide high quality assisted living services to senior housing residents in a cost-effective manner. TND assisted living facilities are expected to combine housing, minimum health care and personal support for elderly residents who need help with certain activities of daily living without the need of a complete nursing facility.

GROWTH STRATEGY

The Company's primary development focus is the creation of a large-scale world class resort, also encompassing a residential and retirement complex on the combined ultimate 4,000 acres of the Hills of Bajamar and the Bajamar Hotel and Golf Resort. The residential complex will include condominiums, single-family housing, ranchettes and assisted living, located within a 1-hour drive from San Diego, California. The region caters primarily to Southern California travelers already visiting Baja California, and provides an alternative attraction to Palm Springs, Phoenix and Las Vegas. Where these desert communities are only viable six months of the year due to extreme heat in the summer, Baja California offers a year round climate averaging 75 degrees Fahrenheit. Additionally, Baja California offers the amenities available from its oceanfront location including fishing, sailing, swimming, surfing, other water sports, and oceanfront golf, a competitive advantage that desert communities cannot provide.

The residential development will be built around a 150-acre medical campus the Company plans to joint venture with International Health Networks, Inc. on the southwest corner of the Hills of Bajamar property. The medical campus will utilize the lower cost for support available in Mexico, combined with the historic quality of medicine in the United States. The medical campus is planned to consist of the following components: (1) a continuing medical educational facility; (2) a pharmaceutical research and development center, allowing pharmaceutical companies to do clinical studies with treatment not yet available in the U.S. due to delays and hold backs from the Food and Drug Administration (FDA); (3) an 80 to 100 bed hospital; (4) a 500,000 square foot year-round medical exhibition center and merchandise mart for major manufacturers of medical equipment; (5) a Children's Hospital accompanied by a Burn Unit; (6) an Urgent Care; (7) Chemical Dependency Treatment; and (8) a four-year medical school taught in english. The medical campus will also provide services to the 2 million tourists crossing the border each month, including the 500,000 people that cross for work and business, and the 75,000 ex-patriots living in the region who presently must rely on the Mexican health care system, which is designed primarily for Mexican Nationals.

To further enhance residential sales and golf and hotel usage, the Company is developing a 328-unit vacation ownership complex across from the clubhouse at the Bajamar Hotel and Golf Resort, known as the Players Club at Bajamar. It will be on a 16-acre site overlooking the golf course and Pacific Ocean. To insure long term growth of Bajamar, the Company plans to initiate an equity reinvestment program, allowing vacation ownership purchasers to transfer their equity to any of the residential properties anywhere on the 4,000 acres. This allows prospective home buyers to experience Baja California, without initially making a major financial commitment.

Other new developments in the region include: (1) access to U.S. title insurance; (2) access to U.S. mortgage money; (3) a $200 million plan to privatize and expand the port of Ensenada, which is underway and is to include a 70 mile railroad link to the United States, Baja California's first container-handling facility, and a new passenger cruise ship terminal, which is also under construction; (4) a $400 million power plant that will generate 440 megawatts, enough to power one million homes, to be built in the Rosarito and Ensenada area; (5) the possible legislation of casino gaming which would be a tremendous windfall for the Mexican economy and the Baja California coast; (6) construction is under way on Puerto Salina, a reported $150 million, 600-boat marina that is located just one mile north of the Hills of Bajamar or 46 nautical miles south of San Diego;
(7) Beacon Studios, a Canadian movie production company, in conjunction with Fox Studios, has built a movie studio located on a 150-acre site just north of the Hills of Bajamar with a project cost in excess of $55 million for the filming of the movie, the Titanic. There are several additional movies scheduled for filming at this same studio.

FACTORS AFFECTING FUTURE RESULTS REGARDING FORWARD-LOOKING STATEMENTS

The Company's business, results of operations and financial condition are subject to many risks, including those set forth below. Certain statements contained in this report, including without limitation statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company has made forward-looking statements in this report concerning, among other things, the impact of future acquisitions and developments, if any, and the level of future capital expenditures. These statements are only predictions, however; actual events or results may differ materially as a result of risks facing the Company. These risks include, but are not limited to, those items discussed below. Certain of these factors are discussed in more detail elsewhere in this report, including without limitation under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this report. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

The Company has executed numerous contracts for, among other things, acquisition and development of real estate projects. Certain risks are inherent with the implementation of the Company's growth strategy. These risks include, but are not limited to, access to capital necessary for acquisition and development, the Company's ability to sustain and manage growth, governmental regulation, competition and risks common to the real estate development industry.

CAPITAL REQUIREMENTS

To implement its growth strategy, the Company intends to initially fund acquisitions, development and general working capital by issuing a Private Placement of nine-month Corporate Notes at 10% interest per annum to institutional and accredited investors. The investors principal and interest are further bonded by New England Surety Co., for up to $8 million. The primary use of proceeds generated from the $8 million will be used for the construction of the first 41-unit phase of the Players Club at Bajamar vacation ownership (timeshare) complex. The Company has, at its option, the ability to renegotiate for up to an additional $15 million of bonding from New England Surety Co., once the $8 million has been placed, using the first 41-unit phase as collateral. The Company intends to repay the principal and interest with cash flow generated from vacation ownership sales. As of April 30, 1998 the Company placed $660,000 in Corporate Notes.

In addition to the Corporate Notes, the Company is seeking joint venture partners to finance several projects at the Bajamar Hotel and Golf Resort and the Hills of Bajamar properties.

COMPETITION

The retirement and residential housing business are highly competitive, and the Company competes with numerous housing producers ranging from regional and national firms to small and local builders primarily on the basis of price, location, financing, design, reputation quality and amenities. In addition, the Company competes with other housing alternatives including existing homes and rental housing.

VACATION OWNERSHIP. There are three vacation ownership properties to compete with in Baja; the Rosarito Beach Hotel, the Grand Baja Club and Hussongs Vacation Club in Ensenada, none of which are located on or near a golf course. However, the U.S. competition is the Four Seasons at Aviara, Grand Pacific Resorts in Carlsbad, the Winner's Circle in Del Mar, Pacific Monarch Resorts in Laguna Hills and the Marriott in Palm Desert, all at least a 1-3 hour drive from the Players Club at Bajamar.

ASSISTED LIVING. The health care industry is highly competitive and the Company expects the assisted living business in particular will become more competitive in the future. The Company will face competition from numerous local, regional and national providers of assisted living and long-term care whose facilities and services are on either end of the senior care continuum from skilled nursing facilities and acute care hospitals to companies providing home based health care, and even family members. In addition, the Company expects that as assisted living receives increased attention among the public and insurance companies, competition from current and new market entrants, including companies focused on assisted living, will increase. Some of the competitors in this industry operate on a not-for-profit basis or as charitable organizations, while others have, or may obtain, greater financial resources than those available to the Company.

RAPID GROWTH

MANAGEMENT OF GROWTH. As part of its ongoing business, the Company has experienced and expects to continue to experience rapid growth. The Company is planning significant expansion both through internal expansion and acquisitions and development. In order to maintain and improve operating results, the Company's management must manage growth and expansion effectively. The Company's ability to manage its growth effectively requires it to continue to expand its operational, financial and management information systems and to continue to attract, train, motivate, manage and retain key employees. As the Company continues its expansion, it may become more difficult to manage geographically dispersed operations. The Company's failure to effectively manage growth could have a material adverse effect on the Company's results from operations.

EXTERNAL GROWTH. In line with its growth strategy, the Company has entered into, and will continue to enter into, a number of agreements to acquire properties for development. There can be no assurance that one or more of such acquisitions will be completed or that the Company will be able to find additional suitable properties to continue a steady rate of growth. There can be no assurance that suitable properties will be available for future acquisition and development at prices attractive to the Company.
The
acquisition and development of properties are subject to a number of risks, many of which are outside the Company's control. There can be no assurance that the Company will be able to complete its planned facilities in the manner, for the amount or in the time frame currently anticipated. Delays in the progress or completion of development projects could affect the Company's ability to generate revenue or to recognize revenue when anticipated.

DEVELOPMENT AND CONSTRUCTION RISKS

As part of its growth strategy during the next few years, the Company plans to develop a number of assisted living/retirement, resort and residential properties. The Company's ability to achieve its development plans will depend upon a variety of factors, many of which are beyond the Company's control. The successful development of additional properties involves a number of risks, including the possibility that the Company may be unable to locate suitable sites at acceptable prices or may be unable to obtain, or may experience delays in obtaining, necessary zoning, land use, building, occupancy, licensing and other required governmental permits and authorizations. Development schedules may be changed by the Company in order to accommodate requirements of staffing of new projects and to allow a phase-in of start-up losses inherent in the marketing and lease-up of new facilities. Certain construction risks are beyond the Company's control, including strikes, adverse weather, natural disasters, supply of materials and labor, and other unknown contingencies which could cause the cost of construction to exceed estimates. If construction is not commenced or completed, or if there are unpaid subcontractors or suppliers, or if required occupancy permits are not issued in a timely manner, cash flow could be significantly reduced. In addition, any property in construction carries with it its own risks such as construction defects, cost overruns, adverse weather conditions, the discovery of geological or environmental hazards on the property and changes in zoning restrictions or the method of applying such zoning restrictions. The nature of licenses and approvals necessary for development and construction, and the timing and likelihood for obtaining them vary widely from country to country, state to state, and from community to community within a state.

REGULATON AND ENVIRONMENTAL

The Company and its subcontractors must comply with various federal, state and local ordinances, rules and regulations concerning zoning, building design, construction and similar matters. The operations of the Company are affected by various federal, state and local environmental laws, ordinances and regulations, including regulations pertaining to availability of water, municipal sewage treatment capacity, land use, protection of endangered species, population density and preservation of the natural terrain and coastlines. These and other requirements could become more restrictive in the future, resulting in additional time and expense to obtain approvals for development. When acquiring land for development or existing facilities, the Company typically obtains environmental reports on the properties as part of its due diligence in order to lessen its risk of exposure.

The Company is also subject to regulations and restrictions by the government of Mexico concerning investments in business operations in this country by U.S. companies, none of which has to date had a material adverse effect on the Company's consolidated operations. The Company's foreign operations are also subject to exchange rate fluctuations, which could affect the Company's financial statements and the reported profits.

ASSISTED LIVING. Health care is an area subject to extensive regulation and frequent regulatory change. Currently, no federal rules explicitly define or regulate assisted living. While a number of states have not yet enacted specific assisted living regulation, the Company is and will continue to be subject to varying degrees of regulation and licensing by health or social service agencies and other regulatory authorities in various states and localities in which it operates or intends to operate. Changes in, or the adoption of, such laws and regulations, or new interpretations of existing laws and regulations, could have a significant effect on methods of doing business, costs of doing business. In addition, the President and Congress have proposed in the past, and may propose in future, health care reforms that could impose additional regulations on the Company or limit the amounts that the Company may charge for its services. The Company cannot make any assessment as to the ultimate timing and impact that any pending or future health care reform proposals may have on the assisted living or health care industry in general. No assurance can be given that any such reform will not have a material adverse effect on the business, financial condition or results of operations of the Company.

VOLATILTIY OF STOCK PRICE

Sales of substantial amounts of shares of Common Stock in the public market or the perception that those sales could occur could adversely affect the market price of the Common Stock and the Company's ability to raise additional funds in the future in the capital markets. The market price of the Common Stock could be subject to significant fluctuations in response to various factors and events, including the liquidity of the market for the shares of the Common Stock, variations in the Company's operating results, change in earnings estimates by the Company and/or securities analysts, publicity regarding the industry or the Company and the adoption of new statutes or regulations in any the Company's particular industries. In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the market price of the shares of Common Stock.

CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS

As of April 30, 1998, the Company's Directors and executive officers and their affiliates beneficially owned approximately 20% of the Company's outstanding shares of Common Stock (exclusive of unexercised options to purchase shares of Common Stock). See Item 12 "Security Ownership of Certain Beneficial Owners and Management." As a result, these stockholders, acting together, would be able to significantly influence many matters requiring approval by the stockholders of the Company, including the election of Directors. These shares are available for sale in accordance with Rule 144. Rule 144 provides, in essence, that a shareholder who is an affiliate of the Company, after holding restricted securities for a period of one year, may every three months, sell them in an unsolicited brokerage transaction in an amount equal to 1% of the Company's outstanding common shares, or the average weekly trading volume, if any, during the four weeks preceding the sale. Non-affiliated shareholders holding restricted securities are not subject to the 1% limitation and may sell unlimited amounts of shares they own, under certain circumstances, after a one year holding period. If a substantial part of the shares, which can be sold were so sold, the price of the Company's common shares might be adversely affected.

EMPLOYEES

As of April 30, 1998, the Company and its subsidiaries employed 16 people on a full-time basis and 3 on a part-time basis. The Company's success is highly dependent on its ability to attract and retain qualified employees. To date, the Company believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be successful in the future. The Company believes relations with its employees are excellent.

Item 2.   PROPERTIES

LEASES

The Company leases two office facilities in San Diego, California and one in Ensenada, Baja California under operating leases which expire in 1999 and the year 2000, respectively. The leases generally require the Company to pay all maintenance, insurance and property taxes and are subject to certain minimum escalation provisions. Rent expense for all operating leases was approximately $135,900 for the twelve months ended April 30, 1998.

U.S. PROPERTIES

The Company owns approximately 5.5 acres of developed land in Youngtown, Arizona for the construction of a 100-unit assisted living facility.

MEXICAN PROPERTIES

HILLS OF BAJAMAR. The Company owns, through its wholly-owned Mexican corporation, Planificacion Desarollos de Jatay, S.A. de C.V. ("Planificacion") 237 acres and is currently taking title to 247 additional acres of undeveloped land, known as the Hills of Bajamar. The Hills of Bajamar is an approximate 1,000 hectare (roughly 2,500 acre) parcel of real property located in the Municipality of Ensenada, on the Pacific Ocean side of Baja, Mexico, 50 miles south of San Diego, California. Planificacion has a land purchase contract which provides for an overall purchase price of $6,000,000 for the 2,500 acres ($2,400 per acre or $.60 per sq. meter).
The terms for the remaining balance of $4,800,000 are $600,000 per year for 8 years.

PLAYERS CLUB AT BAJAMAR. The Company is acquiring 16 acres of developed land at the Bajamar Hotel and Golf Resort for the construction of a 328-unit vacation ownership complex. The Bajamar Hotel and Golf Resort is location directly across the highway from the Hills of Bajamar (see Note 7 in the "Notes to the Financial Statements".

Item 3.   LEGAL PROCEEDINGS

The only legal proceeding the Company is involved with is as a plaintiff against Citizens Business Bank. The legal proceeding is detailed above in
Item 1 - Business, "Litigation Against Citizens Business Bank".

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the year ended April 30, 1998.

                                 PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Until March of 1994, the Company's Common Stock was traded on the Vancouver Stock Exchange. In January of 1996, the Company filed for a voluntary delisting from the Vancouver Stock Exchange and activated its symbol, TNAV, on the Over the Counter Bulletin Board. The following table sets forth the trading history on the Over the Counter Bulletin Board.

1996 QUARTER               HIGH BID     LOW BID     HIGH ASK     LOW ASK
------------               --------     -------     --------     -------


First (1/1 - 3/30)          $0.3125    $0.21875     $0.37500    $0.25000
Second (4/1 - 6/30)          0.3125     0.21875      0.37500     0.25000
Third (7/1 - 9/30)           0.3125     0.12500      0.43750     0.31250
Fourth (10/1 - 12/31)        0.3125     0.25000      0.43750     0.28125

1997 QUARTER
------------

First (1/1 - 3/30)         $0.34375    $0.18750     $0.50000    $0.25000
Second (4/1 - 6/30)         0.37500     0.20000      0.43750     0.25000
Third (7/1 - 9/30)          0.87500     0.10000      1.00000     0.18750
Fourth (10/1 - 12/31)       1.00000     0.37500      1.03125     0.59375

1998 QUARTER
------------

First (1/1 - 3/30)         $0.62500    $0.25000     $0.68750    $0.28125
Second (4/1 - 6/30)         0.68750     0.25000      0.78000     0.34375
COMMON STOCK

The authorized Common Stock of the Company consists of 100,000,000 shares of Common Stock without par value. At April 30, 1998, there were 18,225,673 shares issued and outstanding.

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

HOLDERS

As of April 30, 1998, there were approximately 903 registered holders of the Company's Common Stock.

DIVIDEND POLICY

The Company has never declared or paid cash dividends on its Common Stock, and may elect to retain its net income in the future to increase its capital base. The Company does not currently anticipate paying cash dividends on its Common Stock in the foreseeable future.

STOCK FOR LOTS CONVERSION

During the year end April 30, 1998, the Company carried out a Private Placement to existing shareholders for 4,000 square foot residential lots at the Hills of Bajamar. The cash price per lot was $10,000 and the stock price per lot was 5,000 shares of Common Stock at a value of $2.00 per share. A total of 12 shareholders subscribed to the Private Placement for a total 16 lots, totaling 80,000 shares of Common Stock.

Once the master plan for the Hills of Bajamar is completed, a plot selection will be sent out to all of the participants in the Private Placement, on a first-come first-served basis. Once the participants have made a lot selection, their Common Stock will be cancelled.

STOCK ISSUED FOR SERVICES

In an effort to preserve cash, the Company issued a total of approximately
1.9 million shares of Common Stock in the Company for services for the year end April 30, 1998. Services included full-time and part-time employees, outside consultants, marketing, architects, accounting and legal services, web site design and internet marketing.

ESCROW SHARES

In April of 1998, 749,483 Escrow Shares held by the Company's transfer agent, Montreal Trust, were cancelled, thereby reducing the total issued and outstanding by 749,483 shares. The Escrow Shares were issued in 1988 as Performance Shares, pursuant to Canadian law.

STOCK OPTIONS GRANTED AND EXERCISED DURING THE YEAR

In December of 1996, 975,000 Employee Stock Options were issued to officers and Directors to purchase Common Stock in the Company at a price of $.25 per share, expiring December 31, 1999. For the twelve months ended April 30, 1998, 100,000 Employee Stock Options had been exercised at $.25 per share.

For the year ended April 30, 1998 a total of 450,000 Employee Stock Options were issued to officers to purchase Common Stock in the Company at a price of $.50 per share and expiring December 31, 1999. For the twelve months ended April 30, 1998, no Employee Stock Options had been exercised at $.50 per share.

WARRANTS GRANTED AND EXERCISED DURING THE YEAR

In 1996,the Company carried out a private placement of 1,945,741 units of the Company at a price of $0.285 per unit for gross proceeds of $521,971. Each unit consists of one common share in the capital of the Company and a two year non-transferable share purchase warrant. Each non-transferable share purchase warrant entitles the holder thereof to purchase one common share in the capital of the Company at any time during the first six months of the term of the warrant at a price of $0.285, at any time during the second six months of the term of the warrant at a price of $0.40, at any time during the third six months of the term of the warrant at a price of $0.55 or at any time during the final six months of the term of the warrant at a price of $0.75. The term of the warrant commenced on the October 30, 1996. As of April 30, 1998, a total of 832,167 warrants had been exercised, leaving 1,115,909 warrants unexercised.

In 1996,the Company also carried out a private placement of 968,020 units of the Company at a price of $0.35 per unit for gross proceeds of $338,807. Each unit consists of one common share in the capital of the Company and a two year non-transferable share purchase warrant. Each non-transferable share purchase warrant entitles the holder thereof to purchase one common share in the capital of the Company at any time during the first year of the term of the warrant at a price of $0.40 or at any time during the final year of the term of the warrant at a price of $0.50. The term of the warrant commenced on the October 30, 1996. As of April 30, 1998, a total of 775,073 warrants had been exercised, leaving 192,947 unexercised.

RECENT SALES OF SECURITIES

During the year ended April 30, 1998, the Company carried out a private placement of 1,601,777 units of the Company for gross proceeds of approximately $650,000. Each unit consists of one common share in the capital of the Company and a one year non-transferable share purchase warrant for a term of one year. Each non-transferable share purchase warrant entitles the holder thereof to purchase one common share in the capital of the Company at any time during the year of the term of the warrant at an average price of approximately $.80 per share. No warrants for this private placement have been exercised and approximately 50% of the warrants expire in August 1998. The shares issued pursuant to this private placement are restricted securities as defined by Rule 144.

SUBSEQUENT EVENT

In July of 1998, the Company carried out a single issuer private placement for 500,000 shares at a price of $.35 per share. No warrants were attached to the placement. The shares issued pursuant to this private placement are restricted securities as defined by Rule 144.

VOLATILTIY OF STOCK PRICE

Sales of substantial amounts of shares of Common Stock in the public market or the perception that those sales could occur could adversely affect the market price of the Common Stock and the Company's ability to raise additional funds in the future in the capital markets. The market price of the Common Stock could be subject to significant fluctuations in response to various factors and events, including the liquidity of the market for the shares of the Common Stock, variations in the Company's operating results, change in earnings estimates by the Company and/or securities analysts, publicity regarding the industry or the Company and the adoption of new statutes or regulations in any the Company's particular industries. In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the market price of the shares of Common Stock.

CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS

As of April 30, 1998, the Company's Directors and executive officers and their affiliates beneficially owned approximately 20% of the Company's outstanding shares of Common Stock (exclusive of unexercised options to purchase shares of Common Stock). See Item 12 "Security Ownership of Certain Beneficial Owners and Management." As a result, these stockholders, acting together, would be able to significantly influence many matters requiring approval by the stockholders of the Company, including the election of Directors. These shares are available for sale in accordance with Rule 144. Rule 144 provides, in essence, that a shareholder who is an affiliate of the Company, after holding restricted securities for a period of one year, may every three months, sell them in an unsolicited brokerage transaction in an amount not to exceed 1% of the Company's outstanding common shares, or the average weekly trading volume, if any, during the four weeks preceding the sale. Non-affiliated shareholders holding restricted securities are not subject to the 1% limitation and may sell unlimited amounts of shares they own, under certain circumstances, after a one year holding period. If a substantial part of the shares, which can be sold were so sold, the price of the Company's Common Stock might be adversely affected.

Item 6.   SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited consolidated financial statements of the Company and its subsidiaries as of and for the fiscal years ending April 30, 1997 and 1998. The data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K Financial Statements," along with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   TWELVE MONTHS ENDED
                                               APR 30, 1998    APR 30, 1997
                                               ------------    ------------
REVENUES:
---------
  Revenues                                       $  434,413     $   77,484
  Minority Interest                                                 13,597
  Gain on Sale of Assets                          2,880,000      3,726,917
                                                 ----------     ----------
    Total Revenues                                3,314,413      3,817,998


EXPENSES:
---------
  General and Administrative Expenses             1,985,850        659,591
                                                 ----------     ----------
    Income Before Unusual Items                   1,328,563      3,158,407
                                                 ----------     ----------

UNUSUAL ITEMS:
  Gain (Loss) on Debt Settlement                                   23,819
  Gain on Sale of MRI Medical
   Diagnostics Inc. shares
  Write-Down of Investments                        (530,173)      (100,000)
                                                 ----------     ----------
    Total Unusual Items                            (530,173)       (76,181)
                                                 ----------     ----------

  Minority Interest                                                      -

Income Before Income Taxes                          798,390      3,082,226

  Income Taxes                                            -              -

                                                 ----------     ----------
Net Income                                       $  798,390     $3,082,226
                                                 ==========     ==========


Earnings per share-Fully Diluted                 $    0.046     $    0.220
                                                 ==========     ==========


Item 7. MANAGEMENT'S DISCUSSION AND ANAYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

Greater San Diego Imaging Center is the magnetic resonance imaging ("MRI") facility the company acquired in 1997. This center has provided services to the San Diego medical community since 1990. From 1997 to 1998, the facility gross increased by over 50%. The increase is based on aggressive new marketing following on the addition of a $75,000 "open gap" upgrade, which allowed the facility to cater to overweight and large patients as well as claustrophobic patients that could not tolerate the very closed other units in San Diego.

Another public company, First Colonial Ventures, Ltd., had contracted for a one third ownership position in the center and was to pay the company $350,000 for that percentage. However, after paying in excess of $100,000 of the contracted amount, First Colonial defaulted on its contract and the company noticed them of the default and pursuant to the default provision, terminated their rights and retained the one third position and cash paid to date as liquidated damages.

Greater San Diego Imaging Center under the direction of its medical director, Jerry J. Parker, M.D., is looking to expand its operations during the second half of 1998 by adding additional diagnostic services.

Bajamar Ocean Front Resort located in Baja California, Mexico on the Pacific Ocean is the subject of a June 1996 escrow established with Stewart Title Company of Houston, Texas. The escrow was opened with Desarrollos Urbanos Baja California, S.A., which is half owned by Grupo Situr, S.A., the largest Mexican resort development company in Mexico. Subsequent to the opening of the escrow, Grupo Siturs financial problems grew into a national issue and the Mexican government became involved with the banks to attempt to work out the overall issues. The property at Bajamar, which is the subject of our contract is only a small fraction of their holdings, however all sales were on hold until a complete workout plan was effected. Consequently, we have retained our escrow position and patiently waited for the resolve, which we believe to be very close to occuring.

Our escrow includes the existing 27 holes of golf, the existing 81 room hotel, the clubhouse, tennis courts, land and plans for an additional 102 room hotel and conference center, land and plans for an additional 9 holes of golf and approximately 300 acres of developed land for residential housing adjacent to the golf courses. The closing of this escrow also is important to the timeshare/vacation ownership program that is located on land separate from this escrow, however located in the Bajamar resort. This 328 unit program is dependent on its relationship with the adjacent golf courses and hotel and we have delayed the start of the timeshares in anticipation of our escrow closing and thereby guaranteeing the availability of these amenities.

The Players Club at Bajamar,a vacation ownership (timeshare) complex will encompass 328 units located on the golf course and facing the ocean on a 16-acre site purchased by the Company in December of 1996. While we have been waiting for the above stated escrow to close, work has continued on the plans for the structures as well as all of the marketing materials. The Company has also begun accepting preliminary sales of the timeshares, which the Company anticipates will be in great demand, since there is no real competition in the region, certainly not on a golf course and on the ocean only 50 miles from San Diego.

Activity Link, Inc., is a developer of software that allows hotels and timeshare facilities to direct link with activities located in their area for the benefit of the guests residing at their various properties. The Company through its wholly owned subsidiary, Tri-National Resorts Management, Inc., acquired a 85% interest in Activity Link for cash and stock in January of 1998. The initial beta site for development is located in Hawaii where three sites located with a major timeshare developer will begin during late 1998. Microsoft has agreed to help provide the software necessary to develop the main server for connecting the entire system. The Activity Link personnel have established a large base of potential activities prepared to participate in the program. The program will allow a guest to stop at a concierge desk and on the spot confirm reservations for any of the activities already affiliated, with an interactive computer link provided by Activity Link. The company will receive a fee of $2.00 for every transaction posted. In Hawaii alone there are 20,000,000 visitors per year.

Alpine Gardens East is a Nevada corporation created in January 1998 to focus on assisted. The companys first project is in Youngtown, Arizona just north of

Phoenix and adjacent to Sun City. This facility will be a 100 unit complex. The company closed on the land in June and expects to begin construction in September of 1998. Financing for this development is likely to be through FHA, however there is a significant amount of financing available for senior housing and each of the 10-12 projects we are currently assessing may be financed through different means. The company is also looking at existing sites for acquisition, also for assisted living. The template for future facilities would appear to be approximately 100 units with dining and kitchen facilities and in the $10,000,000 to $14,000,000 range, subject to the geographic area.

Toronto hotel and condominiums was a project previously announced and was in the process of the due diligence process, when the seller Mr. Ron Hibbard suddenly passed away. In addition to the loss of a wonderful human being, the company found itself without a seller and potentially very involved estate issues. Mr. Hibbards widow did not wish to proceed with the contract as had been executed. Consequently, the company honored her desire and backed away from the possible transaction. Mr. Hibbards passing also eliminated the ability of the acquisition of his company, Alpine Herbs by the MRI Medical Diagnostics, Inc., company, as will be discussed below. The company was disappointed by the reversal of this opportunity, however decided to move forward instead with its efforts in the Assisted Living Facility arena as discussed in the previous paragraph.

Las Vegas Property was discussed a year ago as a possible acquisition for the company, as a means of giving the company a presence in the gaming industry. The significance of this was to demonstrate to the Mexican government our involvement in the casino field in the event that casino gaming was approved in Mexico. The property that we were attempting to acquire had a gaming license so it was appropriate for our purposes, subject to the final details. During our negotiations the seller entered his company into bankruptcy and it would have required a tremendous amount of our time and resources to attempt to rescue it. Subsequently the company determined to cancel its first right of refusal and allow the seller to proceed on his own. As was the case with the Toronto property, when that opportunity disappeared, we had the ability to replace it with an even more appropriate opportunity. In this instance, the company moved forward with the Activity Link project in place of the Las Vegas opportunity.

New England Surety is a bonding company that is providing nine month surety bonds to cover principal and interest for lenders that are providing the company with funds necessary to proceed with the development of the timeshare program, as well as operational requirements. The program gives a 10% per annum interest rate to the institutional and accredited lenders in addition to up to 20% in costs for the bonds and cost of securing the funding. While this would appear to be expensive the company believes it to be a good alternative to the usual private placements that would typically be used to provide these types of funds. If the market price of our stock was at a much higher level then the decision would probably be different. However, for the time being this appears to be a viable and less dilutive approach. The company is required to collaterize the bond with 187 acres of its Hills of Bajamar property for the first $8,000,000 of loans and has also been approved for an additional $15,000,000 bond subject to utilizing the first section of 41 units of completed timeshares as collateral for that amount.

Private Placements have occurred during this period as discussed in the notes to the financials. These placements were necessary to carry us through while the bond program was being developed. Typically a private placement is at a discount to the market price on the day of purchase, since the stock acquired has a one year hold period associated with it. It also usually requires a warrant for additional shares. During the last 12 months the market price of the companys shares has been well under a $1.00 and consequently would require significant dilution if we attempted to raise the same $8,000,000 as is being done with the bond program.

Netrom, Inc., a California publicly traded company that purchased 50 acres of the Hills of Bajamar property for $3,000,000 of their stock based on $60,000 per acre. The original purpose of their purchase was to establish a studio facility for video production to benefit as Twentieth Century Fox did with their film production of the "Titantic", from the economic rewards afforded in Mexico today. Subsequently, they decided to expand their involvement by acquiring an additional 200 acres, which was originally contracted with Baja Promociones S.A de C.V. for construction of a auto racing facility. Baja Promociones assigned their right title and interest to Netrom on terms agreed between themselves and subsequently approved by the company. Netrom them proceeded to contract directly with the company to complete the 200 acre acquisition for $4,200,000, which was paid in full by deliverance of 4,200,000 shares of their common stock.

Netrom and the company have since entered into a joint venture agreement to develop a family sports destination resort on the Hills of Bajamar. Netrom will contribute the 250 acres recently acquired and the company will contribute an additional 250 acres thereby creating a potential 500 acre resort. Plans and designs are currently under way for the facility that will bring major joint venture partners from the sports world that wish to participate . The facility is envisioned to include man made snow board hills, lakes for water sports, other board sports taught by professionals, executive style golf course for teaching golf to beginners, race tracks for cars and bike racing and its own hotel and spas for a family environment.

International Health Networks/MRI Medical Diagnostics, Inc., is the combining of the entire medical campus programs for Mexico that the company has envisioned for the past several years as the magnet for the retiree market in Baja California, Mexico. As discussed earlier Ron Hibbard who passed away was also purchasing the shell company known as MRI-Medical Diagnostics, Inc., which the company retains an interest in. When Mr. Hibbard died his concept of franchising Alpine Herbs utilizing the MRI-Medical shell died with him. Upon mutual agreement the parties agreed to dissolve the original transaction and return MRI-Medical to its original state. At that time International Health Networks, "IHN", came forward and agreed to merge with MRI-Medical with the intent of utilizing the shell for the medical programs that makes up their company. IHN is headed up by three prominent doctors, all of whom are also shareholders of Tri-National, including Dr. Jerry Parker, who is also a director of the company. They had to move quickly to begin bringing in funds to clear the liabilities needed to keep the shell from being removed from trading for lack of filings with the SEC and accounting requirements as well as fees due the transfer agent.

The medical campus is to be built on Hills of Bajamar property contracted for by IHN in 1997. The agreement called for 150 acres at the south end of the property at a price of $25,000 per acre and an option for an additional 100 acres at $60,000 per acre for 3 years. The company retained the right to build all required facilities on the combined 250 acres and to maintain a property management contract as well. The campus is to include an acute care hospital associated with an recognized U.S. provider, a medical school complete with dormitories, class rooms and auditorium, medical exhibition center, R & D facilities for pharmaceutical industry and facilities for long term care combined with anti-aging and wellness programs. This campus is important not only to the region, but to the Company's desire to create a retirement mecca on its properties.

Chino Valley Bank Lawsuit and subsequent jury award, has been addressed in the financial notes. After five years of involved history and complicated procedural issues and machinations we finally arrived at a jury trial. The trial against Chino Valley Bank, now known as Citizens Business Bank, publicly traded on the American Stock Exchange, came to a head after five weeks of testimony with a verdict of guilty of fraud against the bank, as well as deceit and intentional misrepresentation. They soon followed with an award of close to $5,000,000 for punitive and compensatory damages plus interest from 1993 to May 7th, 1998. Interest began accruing at the rate of 10%, post judgement, and will continue to accrue until the judgement is paid. The bank has the right to appeal until August 17, 1998. In the event that they decide to file their appeal, they will be required to immediately file a bond equal to one and one-half times the judgement of approximately $7,500,000. In the event of an appeal, the company then has the right to cross appeal relative to additional damages not allowed by the Judge during the trial, which damages exceed the award already received.

Summary of May 1, 1998 to April 30, 1999 targets and plans includes additional acquisitions and development in the assisted living facility business, as well as related type facilities to provide current profits. The company expects to deliver a significant number of timeshare units, accompanied by the appropriate earnings, in addition to the earnings associated with the existing golf and hotel properties at Bajamar, which the company anticipates closing on prior to the year end. We will continue to seek opportunities for growth, which will be announced from time to time as is required. However, all announcements subject to completion of appropriate due diligence, has to be viewed as only a 50-50 chance of developing into an ongoing business for the Company.

The same is to be said for earnings projections, as is evidenced by this year, where reality meets actual. The projections assumed the closing of the Bajamar golf and hotel property and the associated $.20 plus earnings per share it would have brought to our bottom line. It did not occur during the fiscal year and the actual earnings were dramatically affected. We are now again projecting the closing for this coming fiscal year and the accompanying earnings.

Our target for attaining a NASDAQ listing remains high on our list and we intend to do all necessary to succeed in that effort. The listing brings us up to an entirely different level in the perception of the company by investors, acquisition candidates, employee candidates and the institutional market at large. This is especially critical when addressing funding sources relative to our major capital requirements for our joint ventures, acquisitions or just basic equity versus debt analysis.

The coming year should be the year for the Company's efforts to finally crystallize and reward us all with a sound and growing investment.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the Independent Auditor's Report are listed at
Item 14 and are included beginning on Page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

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

OFFICERS AND DIRECTORS

The following table sets forth certain information regarding the executive officers and Directors of the Company as of April 30, 1998.

                              POSITIONS HELD
NAME                   AGE    WITH THE CORPORATION          SINCE
------                 ---    ---------------------         -----
Michael A. Sunstein    56     Director, CEO &               1989
                              President
Gilbert Fuentes        65     Chief Financial Officer       1996
Paul Goss              55     V.P. Legal Counsel            1996
Shane Kennedy          34     Director                      1994
Arthur Lilly           66     Director                      1995
Dr. Jerry Parker       61     V.P. Medical Development      1996
Jay Pasternak          41     Director                      1994
Dr. Robert Rosen       51     Director                      1989
Jason Sunstein         27     Secretary,                    1989
                              V.P. Investor Relations
Ted Takacs             51     Director                      1994
James Vernes           50     V.P. Real Estate Sales        1998

MICHAEL A. SUNSTEIN. Mr. Sunstein has been the Chief Executive Officer and a Director of the Company since 1989. Prior to joining the Company, Mr. Sunstein spent 15 years in the housing industry, primarily with Kaufman and Broad Homes, Inc., a New York Stock Exchange listed company, where he served as President of the Midwestern Division and acting President of the East Coast Division. In those capacities he was responsible for the financial, building and delivery of approximately $30,000,000 in housing sales annually. He resigned from Kaufman and Broad and started his own firm in the building and materials and single-family home industry in Michigan. Mr. Sunstein built and sold more than 200 homes prior to founding Tri-National Development Corp. in 1989.

GILBERT FUENTES. Mr. Fuentes has been the Chief Financial Officer since 1996. He has 25 years of experience in the banking industry. He has held the positions of President and Chief Executive Officer, Senior Vice President, Chief Financial Officer, Treasurer and Comptroller for multi-billion dollar banking organizations. He has authored several articles in the fields of finance and cash management, as well as the 1992 and 1993 Economic Forecast of the United States and Mexico, published by the U.S. Mexico Foundation. Mr. Fuentes has developed innovative cash management systems, investment strategies and strategic financial plans that resulted in millions of dollars of incremental income for his former employers.

PAUL G. GOSS. Mr. Goss has been a Vice President and General Counsel to the Company since September of 1996. Mr. Goss has been the Executive Vice President and General Counsel for One Capital Corporation, a private merchant bank with offices in New York and Denver since 1990. Prior to joining One Capital Corporation, Mr. Goss was engaged in the private practice of law in Denver, Colorado with a concentration in real estate, corporate and securities law. He is a member of the Denver and Colorado Bar Associations. Mr. Goss has a Masters in Business Administration in addition to his law degree from the University of Denver.

SHANE KENNEDY. Mr. Kennedy has been a Director of the Company since 1994. Mr. Kennedy has been an insurance adjuster for the Insurance Corporation of British Columbia since 1990 and is also President of Northern Trader Incorporated, which is an import and export company. He is Canadian citizen. Mr. Kennedy received his B.A. degree in Political Science from the University of British Columbia.

ARTHUR W. LILLY. Mr. Lilly has been a Director of the Company since 1995. Since January 1, 1995, he has been and is currently Vice President of Finance and Chief Financial Officer of Canlan Investment Corp. From 1968 to 1994, Mr. Lilly was a partner in the accounting firm of Lilly Johanneson, which served as the Company's auditors from 1988 to 1996. Mr. Lilly, a Chartered Accountant, has a Bachelor of Commerce degree from the University of British Columbia.

DR. JACOB J. PARKER. Dr. Parker is currently Medical Director and Director of Radiology for several MRI centers and breast imaging centers in Northern California since 1973. He was previously Chief of Radiology and Nuclear Medicine at Ross General Hospital, Clinical Professor of Radiology at the University of California, Irvine, and Instructor of Radiology at the University of Southern California Medical Center from 1970 to 1988. Dr.Parker received his M.D. from the University of Manitoba, Canada in 1962.

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

DR. ROBERT R. ROSEN. Dr. Rosen has been a Director of the Company since 1989. Dr. Rosen is an opthamologist and is presently Executive Director of MAC-IPA, a 47 physician multi-specialty IPA in Montgomery County, Tennessee, where he is responsible for policy, long range strategic planning, physician recruitment, contracting and utilization review. From 1993 to 1995 he was Medical Director of the MidSouth Eye Center in Clarksville, Tennessee, a private practice, and Medical Director of EYE PA, a nationwide integrated delivery system for eyecare, a subsidiary of EYECORP/PRG. From 1992 to 1993 he was Associate Medical Director of East County Physician Medical Group (IPA) in San Diego, California and from 1977 to 1993 he was President and Medical Director of Eye Care Professionals in San Diego, a single specialty medical corporation. He was also Medical Director of the Pearle Eye Foundation from 1987 to 1993, a non-profit corporation and he also served as Medical Director for Pearle Visioncare, a California Knox-Keane HMO from 1986 until 1993. Dr. Rosen was Assistant Clinical
Professor of Opthamology at the University of California, San Diego from 1977 until 1993.

JASON A. SUNSTEIN. Mr. Sunstein has been Vice President of Investor Relations for the Company since 1989 and for MRI Medical Diagnostics, Inc. since 1992. He attended San Diego State University where he majored in Finance and is a licensed securities broker. He is the son of Michael Sunstein.

THEODORE TAKACS. Mr. Takacs has been a Director of the Company since 1994. Mr. Takacs is a Canadian citizen who for the last ten years has been engaged in labor relations consulting and negotiation. He is presently a Constituency Assistant to the Honorable Bill Barlee in Osoyoos, British Columbia where he also owns and operates an orchard.

JAMES J. VERNES. Mr. Vernes joined the Company in 1998 as Vice President of Marketing and Sales. He is one of the foremost authorities on the sales and marketing of vacation ownership (timeshare) projects. He will be responsible for the marketing and sales of the Company's vacation ownership development at Bajamar. He has orchestrated over $215 million in sales and has been the Director for some of the largest and most successful projects in Canada, Mexico and the United States. He has created an innovative approach to sales and marketing that has established such records as $21 million in sales in one day and a total of $34.5 million in 6 months at a total cost of sales of 25%. Mr. Vernes' techniques and philosophies are at the zenith of the industry. By networking sales through the real estate brokerage communities, he has proven that superior results can be achieved in a highly professional, sophisticated manner. Mr. Vernes will guide the vacation ownership development at Bajamar through all phases from the design and development to pricing, sales and marketing. His consulting, marketing and sales expertise will provide the development with the widest market for its product and play an instrumental role in the project's long term success.

COMPENSATON OF DIRECTORS

The Board of Directors of the Company currently serve without compensation.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, "Reporting Persons"), to file reports on Form 3,4 and 5 of stock ownership and changes in ownership with the Securities and Exchange Commission. Reporting Persons are required to furnish the Company with copies of all forms that they file. Based on the Company's review of copies of Forms 3,4 and 5, and amendments thereto, received by the Company for the year ended April 30, 1998, or written representations from certain Reporting Persons that no Forms 5 were required to be filed by those persons, the Company believes that during fiscal year 1997 all filing requirements were complied with by the Reporting Persons.

ITEM 11.  EXECUTIVE COMPENSATION

Currently, all officers and Directors of Tri-National Development Corp. serve with minimum compensation and have so served since they have joined the Company.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF DIRECTORS AND NAMED EXECUTIVE OFFICERS

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of July 31, 1998 (based on a total of 18,434,423 outstanding shares of Common Stock) by (I) each of the Company's Directors, (II) each of the Named Executive Officers and (III) all executive officers and directors as a group. Except as otherwise indicated, the Company believes the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Amounts and percentages listed below does not include warrants and options
(2).

NAME AND ADDRESS OF       SHARES BENEFICIALLY            PERCENTAGE
BENEFICIAL OWNER (1)              OWNED              BENEFICIALLY OWNED
-------------------       -------------------        ------------------
Jerry Parker, M.D.               1,700,857                 %0.09226
Michael A. Sunstein              1,454,222                  0.07888
Paul G. Goss                       200,000                  0.01084
Jason Sunstein                     100,000                  0.00542
Jay Pasternak                       71,287                  0.00386
Dr. Robert Rosen                    40,000                  0.00216
Arthur Lilly                        36,000                  0.00195
Gilbert Fuentes                     30,000                  0.00162
James Vernes                        15,000                  0.00081
Shane Kennedy                        1,200                  0.00006

(1) Except where otherwise noted, the address of the Company's directors, executive officers and selling shareholders is c/o Tri-National Development Corp., 480 Camino Del Rio S., Suite 140, San Diego, California 92108.

(2) In December of 1996, 975,000 Employee Stock Options were issued to officers and Directors to purchase Common Stock in the Company at a price of $.25 per share, expiring December 31, 1999. For the twelve months ended April 30, 1998, 100,000 Employee Stock Options had been exercised at $.25 per share.

     For the year ended April 30, 1998 a total of 450,000 Employee Stock Options were issued to officers to purchase Common Stock in the Company at a price of $.50 per share and expiring December 31, 1999. For the twelve months ended April 30, 1998, no Employee Stock Options had been exercised at $.50 per share.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

As of July 31, 1998, no person known to the Company was a beneficial owner of more than five percent of the Company's Common Stock.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as a part of the report:

(a) FINANCIAL STATEMENTS. The following financial statements of the Registrant and the Report of Independent Public Accountants therein are filed as part of this Report on Form 10-KSB:

     Independent Auditors' Report                           F-1
     Consolidated Balance Sheets                            F-2
     Consolidated Statements of Operations                  F-3
     Consolidated Statements of Shareholders' Equity        F-4
     Consolidated Statements Cash Flows                     F-5
     Notes to Consolidated Financial Statements             F-6

(b) REPORTS ON FORM 8-K. For the year end April 30, 1998, no reports on Form 8-K were filed by the Company.

(c) EXHIBITS. The following exhibits are filed as a part of, or incorported by reference into this report on Form 10-KSB:

EXHIBIT
NUMBER              DESCRIPTION
------              --------------------------------------------------
10.1                NetRom, Inc. Asset Purchase Agreement for 50 acres
10.2                NetRom, Inc. Assignment from Baja Promociones
10.3                NetRom, Inc. Asset Purchase Agreement for 200 acres
10.4                Activity Link, Inc. Asset Purchase Agreement
10.5                International Health Networks, Inc. Asset Purchase
                    Agreement
27.1                Financial Data Schedule

                     Independent Auditor's Report
                     ----------------------------



We have audited the accompanying balance sheets of Tri-National Development Corporation as of April 30, 1997 and 1998, and the related statements of income, retained earnings, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tri-National
Development Corporation as of (at) April 30, 1997 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Ludlow & Harrison
A CPA Corporation

July 30, 1998

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS:                                         APR 30, 1998  APR 30, 1997
-------                                         ------------  ------------
Current  Assets:
----------------
Cash & Cash Equivalents                          $    8,481     $   33,557
U. S. Treasury Bills                                211,000              -
Accounts Receivable                                 307,079        163,284
Chino Bank Judgement Receivable (Note 2)          5,034,153              -
Notes Receivable (Note 3)                                 -        239,332
                                                 ----------     ----------
    Total Current Assets                          5,560,713        436,173

Investments:
------------
NetRom, Inc. Convertible Preferred
 Stock (Note 4)                                   3,000,000
NetRom, Inc. Common Stock (Note 10)               4,200,000
MRI Medical Diagnostics, Inc. (Note 5)               20,050        496,994
Hills of Bajamar (Note 6)                         3,723,661      3,841,661
Plaza Resort Timeshares (Note 7)                 13,079,055     13,279,055
Activity Link, Inc. (Note 8)                        110,264
Assisted Living-Youngtown (Note 9)                3,568,000
Assisted Living-San Marcos                           32,500
                                                 ----------     ----------
    Total Investments                            27,733,529     17,617,710
Notes Receivable-Baja Promocion
 Internacional (Note 10)                                  -      4,200,000
Property, Furniture, and Equipment
 (Note 11)                                          637,062        674,555
                                                 ----------     ----------
    Total Assets                                $33,931,304    $22,928,438
                                                 ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------
Current Liabilities:
--------------------
Accounts Payable                                 $  354,463     $  227,313
Chino Bank Judgement Legal Expenses
 Payable (Note 2)                                 1,762,000              -
Loans Payable-Short Term (Note 12)                  689,201              -
Notes Payable-Current Portion                       507,441          7,458
                                                 ----------     ----------
    Total Current Liabilities                     3,313,105        234,771

Notes Payable-Net of Current Portion
 (Note 13)                                        9,230,561     10,196,925
Deferred Income - Chino Bank
 Judgement (Note 2)                               3,272,153
Accrued Taxes on Income (Note 14)                         -
                                                 ----------     ----------
    Total Liabilities                            15,815,820     10,196,925
                                                 ----------     ----------


STOCKHOLDERS' EQUITY:
---------------------
Common Stock,no par value; authorized
 100,000,000; issued 18,225,673                   9,070,722      7,438,408
Preferred Stock, $1 par value;
 authorized 10,100,000; issued 2,364,500          9,458,000      6,000,000
Minority Interest                                         -        256,365
Retained Earnings ( Deficit )                      (413,238)    (1,198,031)
                                                 ----------     ----------
    Total Stockholders' Equity                   18,115,484     12,496,742
                                                 ----------     ----------


Total Liabilities and Stockholders' Equity      $33,931,304    $22,928,438
                                                 ==========     ==========


             See accompanying notes to financial statements.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   TWELVE MONTHS ENDED
                                               APR 30, 1998    APR 30, 1997
                                               ------------    ------------
REVENUES:
---------
  Revenues                                       $  434,413     $   77,484
  Minority Interest                                                 13,597
  Gain on Sale of Assets                          2,880,000      3,726,917
                                                 ----------     ----------
    Total Revenues                                3,314,413      3,817,998


EXPENSES:
---------
  General and Administrative Expenses             1,985,850        659,591
                                                 ----------     ----------
    Income Before Unusual Items                   1,328,563      3,158,407
                                                 ----------     ----------

UNUSUAL ITEMS:
  Gain (Loss) on Debt Settlement                                    23,819
  Gain on Sale of MRI Medical
   Diagnostics Inc. shares
  Write-Down of Investments                        (530,173)      (100,000)
                                                 ----------     ----------
    Total Unusual Items                            (530,173)       (76,181)
                                                 ----------     ----------

  Minority Interest                                                      -

Income Before Income Taxes                          798,390      3,082,226

  Income Taxes                                            -              -

                                                 ----------     ----------
Net Income                                       $  798,390     $3,082,226
                                                 ==========     ==========


Earnings per share-Fully Diluted                 $    0.046     $    0.220
                                                 ==========     ==========











             See accompanying notes to financial statements.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                          RETAINED
                   PREFERRED      COMMON       TREASURY      MINORITY     EARNINGS        TOTAL
                     STOCK         STOCK         STOCK       INTEREST     (DEFICIT)       EQUITY
                     -----         -----         -----       --------      -------        ------
BALANCE AS
 PREVIOUSLY REPORTED
 APRIL 30, 1997     $6,000,000    $7,720,982    $      -    $ (350,720)    $ (873,520)   $12,496,742

CORRECTION OF
 ERROR**                     -      (282,574)          - **    607,085       (324,511)             -

                    ----------    ----------    --------    ----------     ----------     ----------
ADJUSTED BALANCES
 AT APRIL 30, 1997   6,000,000     7,438,408           -       256,365     (1,198,031)   $12,496,742
                    ----------    ----------    --------    ----------     ----------     ----------

ISSUANCE OF PREFERRED
 STOCK               3,458,000                                                             3,458,000

ISSUANCE OF COMMON
 STOCK                             1,632,314                                               1,632,314

SALE OF TREASURY STOCK                                 -                                           -

MINORITY INTEREST                                             (256,365)       (13,597)      (269,962)

NET INCOME                                                                    798,390        798,390

                    ----------    ----------    --------    ----------     ----------     ----------
BALANCE AT
 APRIL 30, 1998     $9,458,000    $9,070,722    $      -    $        -     $ (413,238)   $18,115,484
                    ==========    ==========    ========    ==========     ==========     ==========

** PRIOR PERIOD CORRECTION OF ERROR DUE
   TO UNDERSTATEMENT OF MINORITY INTEREST





             See accompanying notes to financial statements.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   TWELVE MONTHS ENDED
                                               APR 30, 1998    APR 30, 1997
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
  Net Income from Operations                     $  798,390     $3,082,226
  Depreciation and Amortization                      49,722         26,828
  Accumulated Deficit & Minority Interest            12,612       (702,057)
  Net Changes in Operating Assets
  and Liabilities:
    Notes and Accounts Receivable                  (738,616)      (390,837)
    Prepaid Expenses                                                 3,794
    Accounts Payable                                127,150       (376,100)
    Chino Bank Judgement Legal
    Expenses Payable                              1,762,000
    Accrued Interest Payable                                       (36,145)
    Deferred Income - Chino Bank Judgement        3,272,153
    Accrued Taxes on Income                               -
                                                 ----------     ----------
      Net Cash Flow From
       Operating Activities                       5,283,411      1,607,709
                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Equipment, Furniture & Fixtures                   (12,229)      (674,555)
  Sale of Land to NetRom, Inc.                   (7,200,000)
  Sale of Land to Baja Promocion                                (4,200,000)
  MRI Medical Diagnostics Investment                                56,875
  Grand Terrace Investment                                          80,188
  GSDIC Investment                                                  15,035
  U. S. Treasury Bills                             (211,000)
  Certificates of Deposit
  Activity Link, Inc.-Investment                   (110,264)
  Sale of Land-Hills of Bajamar                     118,000     (3,534,651)
  Youngtown Assisted Living-Investment           (3,568,000)
  San Marcos Assisted Living- Investment            (32,500)
  Plaza Timeshares-Investment                       200,000    (13,279,055)
                                                 ----------     ----------
      Net Cash Flow from
       Investing Activities                     (10,815,993)   (21,536,163)
                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Notes Payable                                     222,820       (185,907)
  Notes Payable-Plaza Timeshares                                 9,279,055
  Notes Payable- Pacific Medical Int'l                             700,000
  Proceeds from Common Shares                     1,349,740      4,497,171
  Proceeds from Preferred Shares                  3,458,000      6,000,000
  Shares Subscribed but not issued                                (375,336)
  Treasury Stock                                                    39,893
  Proceeds from Common Shares-
   MRI Diagnostics                                  476,944
                                                 ----------     ----------
      Net Cash Flow From
       Financing Activities                       5,507,504     19,954,876
                                                 ----------     ----------

      Net Increase in Cash                          (25,076)        26,422

      Cash-Beginning of Fiscal Year                  33,557          7,135

                                                 ----------     ----------
      Cash-End of Fiscal Year                    $    8,481     $   33,557
                                                 ==========     ==========


             See accompanying notes to financial statements.

                     TRI-NATIONAL DEVELOPMENT CORP.
                    NOTES TO THE FINANCIAL STATEMENTS
                             April 30, 1998



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

Tri-National Development Corp. is a publicly traded international real estate development and management company. The Company was incorporated on July 31, 1979 as Rocket Energy Resources Ltd. under the laws of the Province of British Columbia, Canada by registration of its Memorandum and Articles. The Company changed its name to MRI Medical Technologies, Inc. in April of 1989. On December 7, 1992, the Company changed its name to Tri-National Development Corp. and recapitalized on the basis of five (5) common shares of MRI Medical Technologies, Inc. for one (1) common share of Tri-National Development Corp. In January of 1997, the Shareholders approved a special resolution to change the corporate domicile from Vancouver, B.C. to the state of Wyoming. On February 24, 1997, the Company's Articles of Continuation were accepted by the state of Wyoming and it is now incorporated under the laws of the State of Wyoming. The Company maintains its executive offices in San Diego, California at 480 Camino Del Rio S. in Suite 140 and its telephone number is 619-718-6370.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Greater San Diego Imaging Center, a 100% owned subsidiary and Activity Link, Inc., owned 85% by the Company. All material intercompany accounts and transactions have been eliminated in the consolidation.

EARNINGS PER SHARE

Primary earnings per share have been computed based on the weighted average number of shares and equivalent shares outstanding during each period. The dilutive effect of stock options and warrants has been considered in the computation of equivalent shares and is included from the respective dates of issuance.

The fully diluted computation is based on the number of shares for the twelve months ended April 30, 1998 and 1997. The computation contemplates the dilutive effects of common stock equivalent shares as well as conversion of the convertible preferred stock issued during the last twelve months.

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

2.   CITIZENS BUSINESS BANK AWARD RECEIVABLE

In March 1992, the Company advanced $383,064 to MRI Medical Diagnostics, Inc. for a joint venture interest in its subsidiary, MRI Grand Terrace, Inc., a California corporation, to enable it to acquire a retirement hotel located in Grand Terrace, California. In addition to the joint venture interest, the loan was evidenced by a 15% note receivable from MRI Medical Diagnostics, Inc. and a second trust deed and an assignment of rents from
MRI Grand Terrace, Inc..   On March 22, 1993, MRI Grand Terrace, Inc. filed
a complaint against Chino Valley Bank, now known as Citizens Business Bank (AMEX:CVB), as a result of the purchase of the residential retirement hotel in Grand Terrace from the Chino Valley Bank. MRI Grand Terrace, Inc. claimed that the sellers of the property (Chino Valley Bank) had failed to disclose that the property's parking lot encroached on the property of the adjacent parcel of land. Contrary to the bank's representations, the Conditional Use Permit (CUP) under which the hotel was operating was in violation, which restricted the ability of TND and MRI Grand Terrace, Inc. to operate, refinance or sell the facility. MRI Grand Terrace, Inc. stopped making mortgage payments to the mortgage holder (the same Chino Valley Bank), which then filed a Notice of Default as an initial step to foreclosure on the property. MRI Grand Terrace, Inc. then sought Bankruptcy protection in July of 1993, and was ultimately dismissed from Bankruptcy in May of 1995. The Chino Valley Bank subsequently sold the property in foreclosure to itself. TND filed it's own action against the Chino Valley Bank in early 1995, claiming that it was defrauded and misrepresented when it advanced the $383,064 for the closing in 1992. The Company purchased the stock of MRI Grand Terrace, Inc., as described in
Note 4 to these financial statements, in an effort to control both lawsuits. As a result of the uncertainty of the final results of the lawsuits, the Company previously wrote off the investment. In May of 1998, TND and MRI Grand Terrace, Inc. received judgements in their favor for fraud, intentional misrepresentation and deceit/negligent misrepresentation in the Superior Court of San Bernardino, California. TND and MRI Grand Terrace, Inc. received judgements totaling almost $5 million dollars, including punitive and compensatory damages, plus pre-trial interest. Beginning May 7th, 1998 the $5 million judgement begins accruing, post judgement interest of 10% or $1,400 per day until the full award is paid. By August 17, 1998, the Bank must either appeal or pay this judgement. A 35% portion of the award is due to the Company's attorney.

3.   NOTES RECEIVABLE

On December 30, 1996, First Colonial Ventures, Ltd., a Nevada publicly traded company, signed a note to the Company to purchase a 1/3 interest of Greater San Diego Imaging Center for $350,000, payable over twelve months. As of April 30, 1998, First Colonial had paid a total of $112,367, with unpaid principal, interest and penalties of $357,748. The Company has declared First Colonial in default and has retained the 1/3 interest as liquidated damages.

4.   NETROM, INC. CONVERTIBLE PREFERRED STOCK

In January of 1998, the Company, on behalf of its wholly owned subsidiary, Planificacion y Desarrollo Regional Jatay, S.A. de C.V., a Mexican corporation, sold 50 acres of its Hills of Bajamar property to NetRom, Inc., a California publicly traded corporation for $60,000 per acre, for a total purchase price of $3,000,000, plus construction and management contracts on said 50 acres.

NetRom, Inc. delivered to Tri-National Development Corp. at closing, 1,000,000 shares of its preferred stock at a value of $3.00 per share for a total value of $3,000,000. The preferred stock will cumulate interest at a rate of 15% per annum and will be convertible into common stock at $3.00 per share or market price for the 10 day average prior to the date of conversion, which ever is less, but in no event less than $1.50 per share. The conversion date is at the option of Tri-National Development Corp., however, no sooner than 12 months from the date of closing and in no case later than 15 days after the common stock of NetRom, Inc. trades at or above $4.00 per share for a period of thirty consecutive days.

Additionally, NetRom, Inc. will provide TND warrants to purchase 1,000,000 common shares at a price of $1.25 per share, presuming that NetRom, Inc. achieves its stated projection of $.31 per share in earnings for the year ending December 31, 1998. In the event that NetRom, Inc. falls below the $.31 per share earnings projection, but no lower than $.21 in earnings for that period, then the warrant price will fall to $1.00 per share. Further, if the earnings fall to between $.11 and $.21, then the option price will be reduced to $.75 per share and in the event the earnings fall below $.11 per share, the option price will be reduced to $.50 per share. The price and terms for the property are based on arms length negotiations between the parties and was approved by the Board of Directors of TND and the shareholders of NetRom, Inc. at their Annual Meeting of Shareholders, held on January 19, 1998.

In June of 1998, NetRom, Inc. exercised an option to acquire an additional 200 acres of the Company's Hills of Bajamar property for $4.2 million. The $4.2 million was paid with 4.2 million restricted shares of NetRom, Inc. common stock. By exercising its option to acquire the 200 acres, NetRom, Inc. increases their total holdings to 250 acres The combined parcel will be utilized via a joint venture arrangement with Tri-National to develop an extreme sports destination resort on a 500 acre total parcel. This investment of 4.2 million common shares of NetRom, Inc. represents approximately 30% of the total shares outstanding of NetRom, Inc.

5.   INVESTMENT IN MRI MEDICAL DIAGNOSTICS INC., A COLORADO CORPORATION

In 1992 the Company sold its wholly owned subsidiary, MRI Medical Diagnostics Inc., a California corporation to Petro-Global, Inc., a Colorado publicly traded corporation. In return the Company received 6,000,000 restricted common shares of the purchaser, Petro-Global, Inc., plus certain mineral properties and leases. In 1992, the mineral properties were written down to a nil value in the records and the name was changed from Petro-Global, Inc. to MRI Medical Diagnostics, Inc.(MRI-Med). MRI-Med filed for Chapter 11 bankruptcy protection in July 1993 in conjunction with the Chino Valley Bank action (see Note 2). After dividends in kind totaling 2,000,000 shares in 1992 and 1993 to TND shareholders, and due to uncertainty in the underlying value of the remaining 4,000,000 MRI-Med shares held by the Company, the carrying cost of these shares was written-off in 1994. Tri-National Development Corp. filed a reorganization plan on behalf of MRI-Med in August 1995 and, in settlement of the litigation described in Note (2), the Company received 5,900,000 shares of MRI-Med at a deemed value of $0.50 per share, ordered by the U.S. Federal Bankruptcy Court, plus 1,400,000 shares for
reimbursement of current expenses.   In July of 1997, MRI-Med recapitalized
on a 1 for 5 basis. The investment is recorded in the books at a cost of $496,994. The Company declared and paid a stock dividend of 750,000 shares of MRI-Med to TND shareholders of record August 31, 1997 and declared a second stock dividend of an additional 750,000 to TND shareholders of record January 27, 1998. After the stock dividends paid to TND shareholders in

1992, 1993, 1997 and 1998, and shares sold to finance the reorganization the Company retains approximately 415,000 post-split shares of MRI-Med. MRI-Med is currently traded on the Over the Counter Bulletin Board under the symbol "MMDI" and trades in the $.05 to $.10 range.

6.   REAL ESTATE DEVELOPMENT PROPERTY: HILLS OF BAJAMAR

The Hills of Bajamar (formerly the Santa Fe Ranch) consists of approximately 2,470 acres (divided into ten 247 acres parcels) of undeveloped land located fifty miles south of San Diego, California on the Pacific Coast side of the State of Baja California, Mexico, in the Municipality of Ensenada. The Company originally had a right to acquire a 100% interest in the property pursuant to a series of agreements requiring ongoing payments for each 247 acres parcel released by the vendor.

In an effort to accommodate the Vancouver Stock Exchange, which the Company was trading on at the time, the Company entered into an agreement with Pacific Medical International, Inc. (PMI) whereby, subject to TND shareholder approval, TND divested itself of all of its rights in consideration for: retention of 86.45 acres of the first parcel of the Santa Fe Ranch to be released by the original vendor; and the greater of
(1) a one percent royalty on the gross proceeds from the sale of any land that is part of the said Santa Fe Ranch, or (2) $150,000 for each 247 acres parcel released by the vendor, beginning with the release of the fourth parcel and continuing with each release thereafter.

Prior to receiving shareholder approval, the Board renegotiated the agreement and, on June 23, 1995, the Company held an Extraordinary General Shareholder Meeting that approved the renegotiated agreement. Under the renegotiated agreement, the Company was granted 51% of the issued and outstanding shares of PMI with any dilution of stock to raise further funding to come from the shareholdings of the minority shareholders of PMI and not their treasury. PMI also agreed to assume a convertible promissory note to a Mr. Yates on renegotiated terms and Yates agreed to such assumption by PMI. The Yates note was originally secured by the Company's rights to its 86.45 acres of the Santa Fe Ranch. The renegotiated note with PMI provided for Yates to receive the greater of $2,000 or 50% of the sale price for each acre of the Santa Fe Ranch sold until all funds due to him were paid, with Yates also to receive a lien against the first 250 acres of the Santa Fe Ranch as security.

The Company then entered into a new agreement in November of 1996 with PMI to acquire all right and title to the 237 acres then fully paid and in escrow, as well as, the balance of the contract for the remaining 2,233 acres for a $700,000 promissory note payable, 500,000 shares of TND Class B Series B Preferred Stock at a value of $4.00 per share and the return of its 51% interest in PMI. In January of 1998, the Company converted the $700,000 promissory note into 1,000,000 common shares of the Company. The Company's basis in the Hills of Bajamar taking into account cash invested, stock issued and notes given total, $3,843,661. PMI remains responsible for its own debts, including Mr. Yates.

7.   PLAZAS RESORT TIMESHARES AND COMMERCIAL PROPERTY

In December of 1996, the Company entered into an acquisition agreement with Valcas International, S.A. de C.V., to acquire 100% of the stock of Inmobilaria Plaza Baja California, S.A. de C.V., a Mexican corporation, including its existing assets, which include 16+ developed acres of ocean front land within the Bajamar resort complex with plans for 328 vacation ownership (timeshare) units, known as the Players Club at Bajamar, plus a 26,000 square foot adjacent commercial building under construction for $13,079,055, payable with notes for $9,079,055 and 1,000,000 Class B Series B Convertible Preferred shares with a value of $4.00 per share. See Note 14 for details on the Notes Payable.

8.   ACTIVITY LINK, INC.

In January of 1998, TND, through its wholly owned subsidiary, Tri-National Resorts Management, Inc., acquired 85% of Activity Link, Inc., a Nevada corporation, for a combination of $228,000 in cash and 75,000 shares of restricted Common Stock in TND and a quarterly distribution of profits in the amount of 15% once Activity Link, Inc. has achieved $300,000 in annual net profits and equally thereafter. Activity Link, Inc. owns the proprietary rights to "Activity Link", a reservation system for many different types of tourist activities that will be accessed directly by the concierge desks of major hotels and resorts. The hotels and resorts will be billed for each ticket or reservation paid through Activity Link. The first three beta sites for Activity Link are being prepared for a vacation ownership developer in Hawaii, starting in late 1998. Once beta testing is complete, Activity Link plans to initially target the 500 hotels in Hawaii. In addition, the Company intends to utilize Activity Link for its own vacation ownership and resort properties. As of April 30, 1998, no restricted Common Stock in TND had been issued in connection with this acquisition.

9.   ASSISTED LIVING

In January of 1998, TND finalized negotiations and executed agreements to purchase its first assisted living facility to be built and delivered, for a combination of $110,000 in cash, 864,500 shares of the Company Class B Series B Convertible Preferred Stock and a new mortgage for a total of $8,140,000. Tri-National, through a newly formed subsidiary, Alpine Gardens East, intends to own this 100 suite assisted living facility in Youngtown, Arizona. This 100-unit facility is planned to include 40 two-bedroom units and 60 one-bedroom units. In June of 1998, the Company closed on this property. Financing is expected to be in place through FHA by September of 1998 at which time the Company intends to break ground on the construction. As of April 30, 1998, the Company had paid a total of $65,000 in cash and issued 864,500 shares of Class B Series B Convertible Preferred Stock.

10.  BAJA PROMOCIONES INTERNATIONAL, S.A. de C.V.

ASSIGNMENT TO NETROM. On April 27, 1997, the Company entered into an agreement to sell 200 acres in the very northern corner of the Hills of Bajamar to Baja Promociones International, Inc. for use as an Indy style racing facility for $4,200,000 and retained 25% interest in the business. The Company received a note in the amount of $4,200,000. The buyer was to receive a credit of $1,000,000 upon completion of the construction of the main road from the toll road to the race facility property. The buyer was expecting to start construction by April 1,1998. The original cost of this property was $473,083, yielding a gain on sale of $3,726,917. In April of 1998, Baja Promociones International, Inc. assigned their rights, title and interest to NetRom, Inc. (see Note 4) for inclusion in their planned sports-related destination resort.

11.  FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

     Furniture and equipment                 $713,611
     Less accumulated depreciation            (76,549)
                                             --------
                                             $637,062
                                             ========

12.  LOANS PAYABLE-SHORT TERM

During the year end April 30, 1998, the Company issued a Private Placement of nine-month Corporate Notes at 10% interest per annum to institutional and accredited investors. The investors principal and interest are bonded by New England Surety Co., for up to $8 million. The primary use of proceeds generated from the $8 million will be used for the construction of the first 41-unit phase of the Players Club at Bajamar vacation ownership (timeshare) complex. The Company has, at its option, the ability to renegotiate for up to an additional $15 million of bonding from New England Surety Co., once the $8 million has been placed, using the first completed 41-unit phase as collateral. The Company intends to repay the principal and interest with cash flow generated from vacation ownership sales. As of April 30, 1998 the Company placed $660,000 in Corporate Notes.

14.  LONG-TERM NOTES PAYABLE

Long-term notes payable at April 30, 1998, consisted of the following:

     Note payable to Valcas Internacional,
       S.A. de C.V., plus accrued interest
       Of 6%, maturing November 1, 2002           $ 6,143,669

     Note payable to Valcas Internacional,
       S.A. de C.V., plus accrued interest
       of 6%, maturing November 1, 2002             2,365,711

     Note payable and cash payable to
       DUBSCA upon closing of vacation
       ownership (timeshare) project                1,200,000

     Note payable to North County Bank
       Guaranteed by a stockholder and
       secured by equipment, due in
       monthly installments of $864,
       including interest at 10.5%,
       through October, 2001                           28,622

                                                  -----------
                                                    9,738,002
     Less current portion                          (  507,441)
                                                  -----------
     Long-term debt, net of current portion       $ 9,230,561
                                                  ===========

Maturities at long-term debt are as follows:

     Year ending
     April 30                                Amount
     --------                                ------

     1999                                    $   507,441
     2000                                      1,863,386
     2001                                      1,864,220
     2002                                      5,502,955
                                             -----------
                                             $ 9,738,002
                                             ===========
15.  INCOME TAXES

The Company began the year with loss carryforwards from prior years totaling, $798,390. These losses offset the net income in the current year of $1,426,124, leaving no taxable income for the year ending April 30, 1998. There will be a loss carry forward in the amount of $413,239 to reduce future federal income taxes.

16.  LEASES

The Company leases two office facilities in San Diego, California and one in Ensenada, Baja California under operating leases which expire in 1999 and the year 2000, respectively. The leases generally require the Company to pay all maintenance, insurance and property taxes and are subject to certain minimum escalation provisions. Rent expense for all operating leases was approximately $135,900 for the twelve months ended April 30, 1998.

Future minimum operating lease payments as of April 30, 1998 are as follows:

     1999                               $136,400
     2000                                140,600
                                        --------
                                        $277,000
                                        ========

17.  GREATER SAN DIEGO IMAGING CENTER

This facility has provided magnetic resonance imaging (MRI) services in the San Diego area since 1990. On June 4, 1996 the Company entered into an Asset Purchase Agreement with Greater San Diego Imaging Center (GSDIC) with an effective date of November 1, 1996. GSDIC owns and operates a magnetic resonance imaging center in San Diego, California. The Company agreed to purchase the fixed assets, certain trade accounts receivable, certain assignable contracts, leases and agreements, prepaid expenses and the goodwill of the business. The purchase price is $599,999 for the fixed assets and $1.00 for other assets and is payable as follows:

(a) by payment of $325,000, of which $25,000 U.S. was paid upon execution of the agreement (partially paid from deposit on letter agreement), and
(b) by the issuance of 857,142 common shares of TND based upon a value of $0.35 U.S. per share for total share consideration having a value of $300,000 U.S., and
(c) on December 30, 1996, the Company entered into an agreement with First Colonial Ventures, Ltd., Nevada publicly traded company, to sell it 1/3 of GSDIC for $350,000 cash, payable over twelve months. As of April 30, 1998, First Colonial had paid a total of $112,367, with unpaid principal, interest and penalties of $357,748. The Company has declared First Colonial in default and has retained the 1/3 interest as liquidated damages.

This facility, with tenant improvements, was originally financed for $2.5 million. The equipment has a current appraisal of $1.2 million and tenant improvements valued at $241,000. An $75,000 "open unit" upgrade was completed for claustrophobic and large patients.

18.  RELATED PARTY TRANSACTIONS

The aggregate amounts paid and accrued to related parties during the year follows:

Management Compensation and Consulting Fees $117,000.

19.  SHARE CAPITAL

The authorized capital of the Company consists of 110,100,000 shares divided into,100,000 Class A Preferred shares with a par value of $1.00 each; 5,500,000 Class B Series A Convertible Preferred shares with a par value of $1.00 each; 4,500,000 Class B Series B Convertible Preferred shares with a par value of $1.00 each, of which 2,364,500 are issued and outstanding; and 100,000,000 common shares without par value, of which 18,225,673 were issued and outstanding at April 30, 1998.

PREFERRED STOCK

CLASS A PREFERRED STOCK

100,000 Class A Preferred shares authorized with a par value of $1.00 each. No Class A Preferred Shares have been issued.

CLASS B PREFERRED STOCK

10,000,000 Class B Convertible Preferred shares authorized with a par value of $1.00. The 10,000,000 Class B Convertible Preferred shares are authorized into two different series, 5,500,000 shares of Series A and 4,500,000 Series B.

CLASS B SERIES A PEFERRED STOCK

No Class B Series A Preferred Shares have been issued.

CLASS B SERIES B PREFERRED STOCK

The Class B Series B Preferred Shares are priced at $4.00 per share, cumulate at 15.00% annually and are convertible into Common Shares at $3.00 per share once the Common Shares have traded at an average of $5.00 or higher for 30 consecutive trading days. The Class B Series B Convertible Preferred Shares are used for acquisitions only and have no voting rights until converted into Common Stock. As of April 30, 1998, a total of 2,364,500 share of Class B Series B Convertible Preferred Shares were issued for acquisitions as follows:

Shares         Issued TO                          Acquisition
------         ---------                          -----------
  500,000 Pacific Medical International, Inc.     Planificacion y
                                                  Desarrolos Regional
                                                  Jatay, S.A. de C.V.
                                                  For Hills of Bajamar
                                                  property

1,000,000 Valcas International, S.A. de C.V.      Inmobilaria Plaza Baja
                                                  California, S.A. de
                                                  C.V.
                                                  For Bajamar Plazas
                                                  Resort and Plaza Suite
                                                  Bugambillas

  864,500 Solymar, Inc.                           Assisted Living
                                                  Property In Youngtown,
                                                  Arizona

COMMON STOCK

The authorized Common Stock of the Company consists of 100,000,000 shares of Common Stock without par value. At April 30, 1998, there were 18,225,673 shares issued and outstanding.

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

STOCK FOR LOTS CONVERSION

During the year end April 30, 1998, the Company carried out a Private Placement to existing shareholders for 4,000 square foot residential lots at the Hills of Bajamar. The cash price per lot was $10,000 and the stock price per lot was 5,000 shares of Common Stock at a value of $2.00 per share. A total of 12 shareholders subscribed to the Private Placement for a total 16 lots, totaling 80,000 shares of Common Stock.

Once the master plan for the Hills of Bajamar is completed, a plot selection will be sent out to all of the participants in the Private Placement, on a first-come first-served basis. Once the participants have made a lot selection, their Common Stock will be cancelled.

STOCK ISSUED FOR SERVICES

In an effort to preserve cash, the Company issued a total of approximately
1.9 million shares of Common Stock in the Company for services for the year end April 30, 1998. Services included full-time and part-time employees, outside consultants, marketing, architects, accounting and legal services and web site design and internet marketing.

ESCROW SHARES

In April of 1998, 749,483 Escrow Shares held by the Company's transfer agent, Montreal Trust, were cancelled, thereby reducing the total issued and outstanding by 749,483 shares. The Escrow Shares were issued as Performance Shares in 1988, pursuant to Canadian law.

20.  OPTIONS AND WARRANTS

STOCK OPTIONS GRANTED AND EXERCISED DURING THE YEAR:

In December of 1996, 975,000 Employee Stock Options were issued to officers and Directors to purchase Common Stock in the Company at a price of $.25 per share, expiring December 31, 1999. For the twelve months ended April 30, 1998, 100,000 Employee Stock Options had been exercised at $.25 per share.

For the year ended April 30, 1998 a total of 450,000 Employee Stock Options were issued to officers to purchase Common Stock in the Company at a price of $.50 per share and expiring December 31, 1999. For the twelve months ended April 30, 1998, no Employee Stock Options had been exercised at $.50 per share.

WARRANTS GRANTED AND EXERCISED DURING THE YEAR:

In 1996,the Company carried out a private placement of 1,945,741 units of the Company at a price of $0.285 per unit for gross proceeds of $521,971. Each unit consists of one common share in the capital of the Company and a two year non-transferable share purchase warrant. Each non-transferable share purchase warrant entitles the holder thereof to purchase one common share in the capital of the Company at any time during the first six months of the term of the warrant at a price of $0.285, at any time during the second six months of the term of the warrant at a price of $0.40, at any time during the third six months of the term of the warrant at a price of $0.55 or at any time during the final six months of the term of the warrant at a price of $0.75. The term of the warrant commenced on the October 30, 1996. As of April 30, 1998, a total of 832,167 warrants had been exercised, leaving 1,115,909 warrants unexercised.

In 1996,the Company also carried out a private placement of 968,020 units of the Company at a price of $0.35 per unit for gross proceeds of $338,807. Each unit consists of one common share in the capital of the Company and a two year non-transferable share purchase warrant. Each non-transferable share purchase warrant entitles the holder thereof to purchase one common share in the capital of the Company at any time during the first year of the term of the warrant at a price of $0.40 or at any time during the final year of the term of the warrant at a price of $0.50. The term of the warrant commenced on the October 30, 1996. As of April 30, 1998, a total of 775,073 warrants had been exercised, leaving 192,947 unexercised.

RECENT SALES OF SECURITIES

During the year ended April 30, 1998, the Company carried out a private placement of 1,601,777 units of the Company for gross proceeds of approximately $650,000. Each unit consists of one common share in the capital of the Company and a one year non-transferable share purchase warrant for a term of one year. Each non-transferable share purchase warrant entitles the holder thereof to purchase one common share in the capital of the Company at any time during the year of the term of the warrant at an average price of approximately $.80 per share. No warrants for this private placement have been exercised and approximately 50% of the warrants expire in August 1998. The shares issued pursuant to this private placement are restricted securities as defined by Rule 144.

SUBSEQUENT EVENT

In July of 1998, the Company carried out a single issuer private placement for 500,000 shares at a price of $.35 per share. No warrants were attached to the placement. The shares issued pursuant to this private placement are restricted securities as defined by Rule 144.

Directors:

M.A. Sunstein                 Jay Pasternack
Ted Takacs                    Shane Kennedy
Dr. Robert Rosen              Arthur Lilly
J.J. Parker, M.D.

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on From 10-KSB to be signed on its behalf by this undersigned, thereunto duly authorized.

Tri-National Development Corp.
a Wyoming Corporation


BY:  s/Michael A. Sunstein    DATED: JULY 31, 1998




     Michael A. Sunstein
     Chief Executive Officer, President
     Director