Form 10QSB
period 1998-07-31
TRI NATIONAL DEVELOPMENT CORP
filed 1998-09-15
CIK 1034415

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                              FORM 10QSB


           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES AND EXCHANGE ACT OF 1934


                  For the period ended July 31, 1998

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
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. /X/

As of September 14, 1998, 19,430,947 shares of the registrant's common stock were outstanding.

                     TRI-NATIONAL DEVELOPMENT CORP.

                               FORM 10QSB

                   FOR THE PERIOD ENDED JULY 31, 1998

                                  INDEX

                                                                     PAGE

PART I    FINANCIAL INFORMATION

     Item 1    Financial Statements (Unaudited)

          a)   Consolidated Statements of Operations
               For the Three Months Ended
               July 31, 1997 and 1998. . . . . . . . . . . . . . . . . .3

          b)   Consolidated Balance Sheets
               As of July 31, 1997 and 1998. . . . . . . . . . . . . . .4

          c)   Consolidated Statements of Cash Flows
               For the Three Months Ended
               July 31, 1997 and 1998. . . . . . . . . . . . . . . . . .5

          d)   Notes to Financial Statements . . . . . . . . . . . . . .6

     Item 2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . 16

PART II   OTHER INFORMATION

     Item 1    Legal Proceedings . . . . . . . . . . . . . . . . . . . 21

     Item 6    Exhibits and Reports on Form 8-K. . . . . . . . . . . . 21


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   THREE MONTHS ENDED
                                               JULY 31, 1998  JULY 31, 1997
                                               -------------  -------------
REVENUES:
---------
  Revenues                                       $  249,618     $  114,493
  Minority Interest                                       -              -
  Gain on Sale of Assets                                  -              -
                                                 ----------     ----------
    Total Revenues                                  249,618        114,493


EXPENSES:
  General and Administrative Expenses               548,947        187,854
                                                 ----------     ----------
    Income Before Unusual Items                    (299,329)       (73,361)
                                                 ----------     ----------

UNUSUAL ITEMS:
  Gain (Loss) on Debt Settlement                          -              -
  Gain on Sale of MRI Medical
   Diagnostics Inc. shares                                -              -
  Write-Down of Investments                               -              -
                                                 ----------     ----------
    Total Unusual Items                                   -              -
                                                 ----------     ----------

  Minority Interest                                       -         (9,234)

Income Before Income Taxes                         (299,329)       (82,595)

  Income Taxes                                            -              -
                                                 ----------     ----------
Net Income                                       $ (299,329)    $  (82,595)
                                                 ==========     ==========


Earnings per share-Fully Diluted                 $   (0.013)    $    0.001
                                                 ==========     ==========



             SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED  BALANCE SHEETS

Assets:                                       JULY 31, 1998  JULY 31, 1997
-------                                       -------------  -------------
Current  Assets:
----------------
Cash & Cash Equivalents                         $    11,411    $    97,200
U. S. Treasury Bills                                211,000              -
Accounts Receivable                                 388,286        202,549
Chino Bank Judgement Receivable (Note 2)          5,154,125              -
Notes Receivable (Note 3)                                 -        237,633
                                                -----------    -----------
    Total Current Assets                          5,764,821        537,382

Investments:
NetRom, Inc. Convertible Preferred Stock
 (Note 4)                                         3,000,000              -
NetRom, Inc. Common Stock (Note 10)               4,200,000              -
MRI Medical Diagnostics, Inc. (Note 5)               20,050        496,994
Hills of Bajamar (Note 6)                         3,785,290      3,841,661
Plaza Resort Timeshares (Note 7)                 13,079,055     13,279,055
Activity Link, Inc. ( Note 8)                       165,801              -
Assisted Living-Youngtown (Note 9)                4,002,300              -
Assisted Living-San Marcos                           32,500              -
                                                -----------    -----------
    Total Investments                            28,284,995     17,617,710
Notes Receivable-Baja Promocion
 Internacional (Note 10)                                  -      4,200,000
Property, Furniture, and Equipment
 (Note 11)                                          637,062        658,672
                                                -----------    -----------
    Total Assets                                $34,686,878    $23,013,764
                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------
Current Liabilities:
--------------------
Accounts Payable                                $   379,445    $   246,423
Chino Bank Judgement Legal Expenses
 Payable (Note 2)                                 1,803,944              -
Loans Payable-Short Term (Note 12)                  877,751              -
Notes Payable-Current Portion                       507,441          7,062
                                                -----------    -----------
    Total Current Liabilities                     3,568,581        253,485

Notes Payable-Net of Current Portion
 (Note 13)                                        9,786,961     10,187,034
Deferred Income - Chino Bank Judgement
 (Note 2)                                         3,350,181              -
Accrued Taxes on Income (Note 14)                         -              -
                                                -----------    -----------
    Total Liabilities                            16,705,723     10,440,519
                                                -----------    -----------


STOCKHOLDERS' EQUITY:
---------------------
Common Stock                                      9,235,722      7,870,847
Preferred Stock                                   9,458,000      6,000,000
Minority Interest                                         -       (341,486)
Retained Earnings ( Deficit )                      (712,567)      (956,116)
                                                -----------    -----------
    Total Stockholders' Equity                   17,981,155     12,573,245
                                                -----------    -----------


Total Liabilities and
 Stockholders' Equity                           $34,686,878    $23,013,764
                                                ===========    ===========

             SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   THREE MONTHS ENDED
                                               JULY 31, 1998  JULY 31, 1997
                                               -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income from Operations                    $  (299,329)   $   (82,596)
  Depreciation and Amortization                           -         16,456
  Accumulated Deficit & Minority Interest           884,364          9,234
  Net Changes in Operating Assets
  and Liabilities:
    Notes and Accounts Receivable                  (902,229)       (37,566)
    Prepaid Expenses                                      -              -
    Accounts Payable                                133,022         19,111
    Chino Bank Judgement Legal Expenses
    Payable                                       1,803,944              -
    Deferred Income - Chino Bank Judgement        3,350,181              -
                                                -----------    -----------
      Net Cash Flow From Operating
       Activities                                 4,969,953        (75,361)
                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Equipment, Furniture & Fixtures                    21,610           (573)
  Sale of Land to NetRom, Inc.                   (7,200,000)             -
  MRI Medical Diagnostics Investment                476,944              -
  U. S. Treasury Bills                             (211,000)             -
  Activity Link, Inc.-Investment                   (165,801)             -
  Sale of Land-Hills of Bajamar                      56,371              -
  Youngtown Assisted Living-Investment           (4,002,300)             -
  San Marcos Assisted Living- Investment            (32,500)             -
  Plaza Timeshares-Investment                       200,000              -
                                                -----------    -----------
      Net Cash Flow from Investing Activities   (10,856,676)          (573)
                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes Payable                                     978,059        (10,288)
  Proceeds from Common Shares                     1,364,875        149,865
  Proceeds from Preferred Shares                  3,458,000              -
  Shares Subscribed but not issued                        -              -
  Treasury Stock                                          -              -
  Proceeds from Common Shares-
   MRI Diagnostics                                        -              -
                                                -----------    -----------
      Net Cash Flow From Financing Activities     5,800,934        139,577
                                                -----------    -----------

      Net Increase in Cash                          (85,789)        63,643

      Cash-Beginning of Fiscal Year                  97,200         33,557
                                                -----------    -----------
      Cash-End of Fiscal Year                   $    11,411    $    97,200
                                                ===========    ===========

             SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                    TRI-NATIONAL DEVELOPMENT CORP.
                   NOTES TO THE FINANCIAL STATEMENTS
                       July 31, 1998 (Unaudited)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

Tri-National Development Corp. is a publicly traded international real estate development and management company. The Company was incorporated on July 31, 1979 as Rocket Energy Resources Ltd. under the laws of the Province of British Columbia, Canada by registration of its Memorandum and Articles. The Company changed its name to MRI Medical Technologies, Inc. in April of 1989. On December 7, 1992, the Company changed its name to Tri-National Development Corp. and recapitalized on the basis of five (5) common shares of MRI Medical Technologies, Inc. for one (1) common share of Tri-National Development Corp. In January of 1997, the Shareholders approved a special resolution to change the corporate domicile from Vancouver, B.C. to the state of Wyoming. On February 24, 1997, the Company's Articles of Continuation were accepted by the state of Wyoming and it is now incorporated in good standing under the laws of the State of Wyoming. The Company maintains its executive offices in San Diego, California at 480 Camino Del Rio S. in Suite 140 and its telephone number is 619-718-6370.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Greater San Diego Imaging Center, a 100% owned subsidiary and Activity Link, Inc., owned 100% by the Company. All material intercompany accounts and transactions have been eliminated in the consolidation.

EARNINGS PER SHARE

Primary earnings per share have been computed based on the weighted average number of shares and equivalent shares outstanding during each period. The dilutive effect of stock options and warrants has been considered in the computation of equivalent shares and is included from the respective dates of issuance.

The fully diluted computation is based on the number of shares for the three months ended July 31, 1998 and 1997. The computation contemplates the dilutive effects of common stock equivalent shares as well as conversion of the convertible preferred stock issued during the last twelve months.

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

2.   CITIZENS BUSINESS BANK AWARD RECEIVABLE

In March 1992, the Company advanced $383,064 to MRI Medical Diagnostics, Inc. for a joint venture interest in its subsidiary, MRI Grand Terrace, Inc., a California corporation, to enable it to acquire a retirement hotel located in Grand Terrace, California. In addition to the joint venture interest, the loan was evidenced by a 15% note receivable from MRI Medical Diagnostics, Inc. and a second trust deed and an assignment of rents from
MRI Grand Terrace, Inc..   On March 22, 1993, MRI Grand Terrace, Inc. filed
a complaint against Chino Valley Bank, now known as Citizens Business Bank (AMEX:CVB), as a result of the purchase of the residential retirement hotel in Grand Terrace from the Chino Valley Bank. MRI Grand Terrace, Inc. claimed that the sellers of the property (Chino Valley Bank) had failed to disclose that the property's parking lot encroached on the property of the adjacent parcel of land. Contrary to the bank's representations, the Conditional Use Permit (CUP) under which the hotel was operating was in violation, which restricted the ability of TND and MRI Grand Terrace, Inc. to operate, refinance or sell the facility. MRI Grand Terrace, Inc. stopped making mortgage payments to the mortgage holder (the same Chino Valley Bank), which then filed a Notice of Default as an initial step to foreclosure on the property. MRI Grand Terrace, Inc. then sought Bankruptcy protection in July of 1993, and was ultimately dismissed from Bankruptcy in May of 1995. The Chino Valley Bank subsequently sold the property in foreclosure to itself. TND filed it's own action against the Chino Valley Bank in early 1995, claiming that it was defrauded and misrepresented when it advanced the $383,064 for the closing in 1992. The Company purchased the stock of MRI Grand Terrace, Inc., as described in
Note 4 to these financial statements, in an effort to control both lawsuits. As a result of the uncertainty of the final results of the lawsuits, the Company previously wrote off the investment. In May of 1998, TND and MRI Grand Terrace, Inc. received judgements in their favor for fraud, intentional misrepresentation and deceit/negligent misrepresentation in the Superior Court of San Bernardino, California. TND and MRI Grand Terrace, Inc. received judgements totaling almost $5 million dollars, including punitive and compensatory damages, plus pre-trial interest. Beginning May 7th, 1998 the $5 million judgement begins accruing, post judgement interest of 10% or $1,400 per day until the full award is paid.
A 35% portion of the award is due to the Company's attorney. The attorneys, however, have filed for recovery of over $800,000 of those fees as an additional award to be heard September 25, 1998.

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

The Company is in the process of taking title to an addition 257 acres and placing the balance of 2,000 acres of Hills of Bajamar in trust with balance due of $220,000 at this date.

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

8.   ACTIVITY LINK, INC.

In January of 1998, TND, through its wholly owned subsidiary, Tri-National Resorts Management, Inc., acquired 100% of Activity Link, Inc., a Nevada corporation, for a combination of $228,000 in cash and 75,000 shares of restricted Common Stock in TND and a quarterly distribution of profits in the amount of 15% once Activity Link, Inc. has achieved $300,000 in annual net profits and equally thereafter. Activity Link, Inc. owns the proprietary rights to "Activity Link", a reservation system for many different types of tourist activities that will be accessed directly by the concierge desks of major hotels and resorts. The hotels and resorts will be billed for each ticket or reservation paid through Activity Link. The first three beta sites for Activity Link are being prepared for a vacation ownership developer in Hawaii, starting in late 1998. Once beta testing is complete, Activity Link plans to initially target the 500 hotels in Hawaii. In addition, the Company intends to utilize Activity Link for its own vacation ownership and resort properties. As of July 31, 1998, no restricted Common Stock in TND had been issued in connection with this acquisition. On September 3, 1998, the Board of Directors of TND authorized the spinoff of Activity Link, Inc. to become its own publicly traded corporation. The Board further authorized management, at its discretion, to distribute a percentage of the Activity Link shares to shareholders of TND, after a registration.

9.   ASSISTED LIVING

In January of 1998, TND finalized negotiations and executed agreements to purchase its first assisted living facility to be built and delivered, for a combination of $110,000 in cash, 864,500 shares of the Company Class B Series B Convertible Preferred Stock and a new mortgage for a total of $8,140,000. Tri-National, through a newly formed subsidiary, Alpine Gardens East, intends to own this 100 suite assisted living facility in Youngtown, Arizona. This 100-unit facility is planned to include 40 two-bedroom units and 60 one-bedroom units. In June of 1998, the Company closed on this property. Financing is expected to be in place through FHA by September of 1998 at which time the Company intends to break ground on the construction. As of July 31, 1998, the Company had paid a total of $65,000 in cash and issued 864,500 shares of Class B Series B Convertible Preferred Stock.

10.  BAJA PROMOCIONES INTERNATIONAL, S.A. de C.V.

ASSIGNMENT TO NETROM. On April 27, 1997, the Company entered into an agreement to sell 200 acres in the very northern corner of the Hills of Bajamar to Baja Promociones International, Inc. for use as an Indy style racing facility for $4,200,000 and retained 25% interest in the business. The Company received a note in the amount of $4,200,000. The buyer was to receive a credit of

$1,000,000 upon completion of the construction of the main road from the toll road to the race facility property. The buyer was expecting to start construction by April 1, 1998. The original cost of this property was $473,083, yielding a gain on sale of $3,726,917. In April of 1998, Baja Promociones International, Inc. assigned their rights, title and interest to NetRom, Inc. (see Note 4) for inclusion in their planned sports-related destination resort.

11.  FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

     Furniture and equipment                 $713,611
     Less accumulated depreciation            (76,549)
                                             --------
                                             $637,062
                                             ========

12.  LOANS PAYABLE-SHORT TERM

During the year end April 30, 1998, the Company issued a Private Placement of nine-month Corporate Notes at 10% interest per annum to institutional and accredited investors. The investors principal and interest are bonded by New England Surety Co., for up to $8 million. The primary use of proceeds generated from the $8 million will be used for the construction of the first 41-unit phase of the Players Club at Bajamar vacation ownership (timeshare) complex. The Company has, at its option, the ability to renegotiate for up to an additional $15 million of bonding from New England Surety Co., once the $8 million has been placed, using the first completed 41-unit phase as collateral. The Company intends to repay the principal and interest with cash flow generated from vacation ownership sales. As of July 31, 1998 the Company placed $801,964 in Corporate Notes.

14.  LONG-TERM NOTES PAYABLE

Long-term notes payable at April 30, 1998, consisted of the following:

     Note payable to Valcas Internacional,
       S.A. de C.V., plus accrued interest
       Of 6%, maturing November 1, 2002           $ 6,228,140

     Note payable to Valcas Internacional,
       S.A. de C.V., plus accrued interest
       of 6%, maturing November 1, 2002             2,398,238

     Note payable and cash payable to
       DUBSCA upon closing of vacation
       ownership (timeshare) project                1,200,000

     Note payable to North County Bank
       Guaranteed by a stockholder and
       secured by equipment, due in
       monthly installments of $864,
       including interest at 10.5%,
       through October, 2001                           26,694

     Note payable to Commercial Money
       Center secured by GSDIC
        Equipment, due in monthly installments
        of $17,889 for 63 months                      441,330
                                                  -----------
                                                   10,294,402
     Less current portion                         (   507,441)
                                                  -----------
     Long-term debt, net of current portion       $ 9,786,961
                                                  ===========

Maturities at long-term debt are as follows:

     Year ending
     April 30                                     Amount
     --------                                     ------

     1999                                         $   507,441
     2000                                           1,901,129
     2001                                           1,918,531
     2002                                           5,459,860
                                                  -----------
                                                  $ 9,786,961
                                                  ===========

15.  INCOME TAXES

The Company began the year with loss carryforwards from prior years totaling, $413,239. These losses increase the net loss carryforwards in the current quarter to $299,329. There will be a loss carry forward in the amount of $413,239 to reduce future federal income taxes.

16.  LEASES

The Company leases two office facilities in San Diego, California and one in Ensenada, Baja California under operating leases which expire in 1999 and the year 2000, respectively. The leases generally require the Company to pay all maintenance, insurance and property taxes and are subject to certain minimum escalation provisions. Rent expense for all operating leases was approximately $34,200 for the three months ended July 31, 1998.

Future minimum operating lease payments as of July 31, 1998 are as follows:

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

18.  RELATED PARTY TRANSACTIONS

The aggregate amounts paid and accrued to related parties during the quarter follows:

Management Compensation and Consulting Fees $45,000.

19.  SHARE CAPITAL

The authorized capital of the Company consists of 110,100,000 shares divided into,100,000 Class A Preferred shares with a par value of $1.00 each; 5,500,000 Class B Series A Convertible Preferred shares with a par value of $1.00 each; 4,500,000 Class B Series B Convertible Preferred shares with a par value of $1.00 each, of which 2,364,500 are issued and outstanding; and 100,000,000 common shares without par value, of which 19,230,947 were issued and outstanding at July 31, 1998.

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

Shares         Issued TO                       Acquisition
------         ---------                       -----------

  500,000 Pacific Medical International,Inc.   Planificacion y Desarrolos
                                               Regional Jatay, S.A. de C.V.
                                               For Hills of Bajamar property

1,000,000 Valcas International, S.A. de C.V.   Inmobilaria Plaza Baja
                                               California, S.A. de C.V.
                                               For Bajamar Plazas Resort and
                                               Plaza Suite Bugambillas

  864,500 Solymar, Inc.                        Assisted Living Property
                                               In Youngtown, Arizona

COMMON STOCK

The authorized Common Stock of the Company consists of 100,000,000 shares of Common Stock without par value. At July 31, 1998, there were 19,230,947 shares issued and outstanding.

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

STOCK FOR LOTS CONVERSION

During the year end April 30, 1998, the Company carried out a Private Placement to existing shareholders for 4,000 square foot residential lots at the Hills of Bajamar. The cash price per lot was $10,000 and the stock price per lot was 5,000 shares of Common Stock at a value of $2.00 per share. As of July 31, 1998, a total of 13 shareholders subscribed to the Private Placement for a total 21 lots, totaling 185,000 shares of Common Stock.

Once the master plan for the Hills of Bajamar is completed, which is expected to be by October 30, 1998, a plot selection will be sent out to all of the participants in the Private Placement, on a first-come first-served basis. Once the participants have made a lot selection, their Common Stock will be cancelled.

20.  OPTIONS AND WARRANTS

STOCK OPTIONS GRANTED AND EXERCISED DURING THE YEAR:

In December of 1996, 975,000 Employee Stock Options were issued to officers and Directors to purchase Common Stock in the Company at a price of $.25 per share, expiring December 31, 1999. As of July 31, 1998, a total of 875,000 Employee Stock Options were outstanding.

As of July 31, 1998, a total of 1,000,000 Employee Stock Options were issued to officers to purchase Common Stock in the Company at a price of $.50 per share and expiring December 31, 1999. As of July 31, 1998, no Employee Stock Options had been exercised at $.50 per share.

WARRANTS GRANTED AND EXERCISED DURING THE YEAR:

In 1996,the Company carried out a private placement of 1,945,741 units of the Company at a price of $0.285 per unit for gross proceeds of $521,971. Each unit consists of one common share in the capital of the Company and a two year non-transferable share purchase warrant. Each non-transferable share purchase warrant entitles the holder thereof to purchase one common share in the capital of the Company at any time during the first six months of the term of the warrant at a price of $0.285, at any time during the second six months of the term of the warrant at a price of $0.40, at any time during the third six months of the term of the warrant at a price of $0.55 or at any time during the final six months of the term of the warrant at a price of $0.75. The term of the warrant commenced on the October 30, 1996. As of July 31, 1998, a total of 832,167 warrants had been exercised, leaving 1,115,909 warrants unexercised.

In 1996, the Company also carried out a private placement of 968,020 units of the Company at a price of $0.35 per unit for gross proceeds of $338,807. Each unit consists of one common share in the capital of the Company and a two year non-transferable share purchase warrant. Each non-transferable share purchase warrant entitles the holder thereof to purchase one common share in the capital of the Company at any time during the first year of the term of the warrant at a price of $0.40 or at any time during the final year of the term of the warrant at a price of $0.50. The term of the warrant commenced on the October

30, 1996. As of July 31, 1998, a total of 775,073 warrants had been exercised, leaving 192,947 unexercised.

During the year ended April 30, 1998, the Company carried out a private placement of 1,601,777 units of the Company for gross proceeds of approximately $650,000. Each unit consists of one common share in the capital of the Company and a one year non-transferable share purchase warrant for a term of one year. Each non-transferable share purchase warrant entitles the holder thereof to purchase one common share in the capital of the Company at any time during the year of the term of the warrant at an average price of approximately $.80 per share. As of July 31, 1998, no warrants for this private placement have been exercised and approximately 874,277 warrants had expired. The shares issued pursuant to this private placement are restricted securities as defined by Rule 144.

RECENT SALE OF SECURITIES

In July of 1998, the Company carried out a single issuer private placement for 500,000 shares at a price of $.35 per share. No warrants were attached to the placement. The shares issued pursuant to this private placement are restricted securities as defined by Rule 144.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

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

Activity Link, Inc., is a developer of software that allows hotels and timeshare facilities to direct link with activities located in their area for the benefit of the guests residing at their various properties. The Company through its wholly owned subsidiary, Tri-National Resorts Management, Inc., acquired a 100% interest in Activity Link for cash and stock in January of 1998. The initial beta site for development is located in Hawaii where three sites located with a major timeshare developer will begin during late 1998. Microsoft has agreed to help provide the software necessary to develop the main server for connecting the entire system. The Activity Link personnel have established a large base of potential activities prepared to participate in the program. The program will allow a guest to stop at a concierge desk and on the spot confirm reservations for any of the activities already affiliated, with an interactive computer link provided by Activity Link. The company will receive a fee of $2.00 for every transaction posted. In Hawaii alone there are 20,000,000 visitors per year.

Alpine Gardens East is a Nevada corporation created in January 1998 to focus on assisted living for senior citizens. The Company's first project is in Youngtown, Arizona just north of Phoenix and adjacent to Sun City. This facility will be a 100 unit complex. The company closed on the land in June and expects to begin construction in September of 1998. Financing for this development is likely to be through FHA, however there is a significant amount of financing available for senior housing and each of the 10-12 projects we are currently assessing may be financed through different means. The company is also looking at existing sites for acquisition, also for assisted living. The template for future facilities would appear to be approximately 100 units with dining and kitchen facilities and in the $10,000,000 to $20,000,000 range, subject to the geographic area.

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

New England Surety is a bonding company that is providing nine-month surety bonds to cover principal and interest for lenders that are providing the Company with funds necessary to proceed with the development of the timeshare program, as well as operational requirements. The program gives a 10% per annum interest rate to the institutional and accredited lenders in addition to up to 20% in costs for the bonds and cost of securing the funding. While this would appear to be expensive the Company believes it to be a good alternative to the usual private placements that would typically be used to provide these types of funds. If the market price of our stock was at a much higher level then the decision would probably be different. However, for the time being this appears to be a viable and less dilutive approach. The company is required to collateralize the bond with 187 acres of its Hills of Bajamar property for the first $8,000,000 of loans and has also been approved for an additional $15,000,000 bond subject to utilizing the first section of 41 units of vacation ownership units (timeshares) as collateral for that amount.

Private Placements have occurred during this period as discussed in the notes to the financials. These placements were necessary to carry us through while the bond program was being developed. Typically a private placement is at a discount to the market price on the day of purchase, since the stock acquired has a one-year hold period associated with it. It also usually requires a warrant for additional shares. During the last 12 months the market price of the Company's shares has been well under a $1.00 and consequently would require significant dilution if we attempted to raise the same $8,000,000 as is being done with the bond program.

Netrom, Inc., a California publicly traded company that purchased 50 acres of the Hills of Bajamar property for $3,000,000 of their stock based on $60,000 per acre. The original purpose of their purchase was to establish a studio facility for video production to benefit as Twentieth Century Fox did with their film production of the "Titantic", from the economic rewards afforded in Mexico today. Subsequently, they decided to expand their involvement by acquiring an additional 200 acres, which was originally contracted with Baja Promociones S.A de C.V. for construction of a auto racing facility. Baja

Promociones assigned their right, title and interest to Netrom on terms agreed between themselves and subsequently approved by the Company. Netrom them proceeded to contract directly with the company to complete the 200 acre acquisition for $4,200,000, which was paid in full by deliverance of 4,200,000 shares of their common stock.

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

International Health Networks/MRI Medical Diagnostics, Inc., is the combining of the entire medical campus programs for Mexico that the Company has envisioned for the past several years as the magnet for the retiree market in Baja California, Mexico. As discussed earlier, Ron Hibbard who passed away was also purchasing the shell company known as MRI-Medical Diagnostics, Inc., which the company retains an interest in. When Mr. Hibbard died his concept of franchising Alpine Herbs utilizing the MRI-Medical shell died with him. Upon mutual agreement the parties agreed to dissolve the original transaction and return MRI-Medical to its original state. At that time International Health Networks, "IHN", came forward and agreed to merge with MRI-Medical with the intent of utilizing the shell for the medical programs that makes up their company. IHN is headed up by three prominent doctors, all of whom are also shareholders of Tri-National, including Dr. Jerry Parker, who is also a director of the company. They had to move quickly to begin bringing in funds to clear the liabilities needed to keep the shell from being removed from trading for lack of filings with the SEC and accounting requirements as well as fees due the transfer agent.

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

FORWARD LOOKING STATEMENTS

Statements of the Company's or management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this document consistute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. As with any future event, there can be no assurance that the events described in forward looking statements made in this report will occur or that the results of future events will not vary materially from those described in the forward looking statements made in this report. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward looking statements include, but are not limited, changes in the general level of economic activity in the markets served by the Company, competition in the real estate industry and other industries where the Company markets its products and the introduction of new products by competitors in those industries, delays in refining the Company's construction and sales techniques, cost overruns on particular projects, availability of capital sufficient to support the Company's level of activity and the ability of the Company to implement its business strategy.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

See notes to financial statements.

Item 6.   Exhibits and Reports on Form 8-K

(A)  Exhibits
     27.  Financial Data Schedule

(B)  Reports on Form 8-K

     Tri-National Development Corp. filed no reports on Form 8-K during the quarter ended July 31, 1998.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES:

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri-National Development Corp.
a Wyoming Corporation


BY:  s/Michael A. Sunstein    DATED: September 14, 1998
     Michael A. Sunstein
     Chief Executive Officer, President
     Director