Form 10QSB
period 1998-10-31
TRI NATIONAL DEVELOPMENT CORP
filed 1998-12-15
CIK 1034415

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                              FORM 10QSB


           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES AND EXCHANGE ACT OF 1934


                 For the period ended October 31, 1998

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
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. /X/

As of December 14, 1998, 22,406,342 shares of the registrant's common stock were outstanding.

                    TRI-NATIONAL DEVELOPMENT CORP.

                               FORM 10QSB

                  FOR THE PERIOD ENDED OCTOBER 31, 1998

                                  INDEX

                                                                     PAGE

PART I    FINANCIAL INFORMATION

     Item 1    Financial Statements (Unaudited)

          a)   Consolidated Statements of Operations
               For the Six Months Ended
               October 31, 1997 and 1998 . . . . . . . . . . . . . . . .3

          b)   Consolidated Balance Sheets
               As of October 31, 1997 and 1998 . . . . . . . . . . . . .4

          c)   Consolidated Statements of Cash Flows
               For the Six Months Ended
               October 31, 1997 and 1998 . . . . . . . . . . . . . . . .5

          d)   Consolidated Statements of Stockholders' Equity . . . . .6

          e)   Notes to Financial Statements . . . . . . . . . . . . . .7

     Item 2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . 17

PART II   OTHER INFORMATION

     Item 1    Legal Proceedings . . . . . . . . . . . . . . . . . . . 23

     Item 6    Exhibits and Reports on Form 8-K. . . . . . . . . . . . 23


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

                      PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     SIX MONTHS ENDED
                                                OCT 31, 1998   OCT 31, 1997
                                                ------------   ------------
REVENUES:
---------
  Revenues                                      $   369,192    $   245,881
  Minority Interest                                       -              -
  Gain on Sale of Assets                                  -              -
                                                -----------    -----------
    Total Revenues                                  369,192        245,881


EXPENSES:
---------
  General and Administrative Expenses             1,444,985        515,781
                                                -----------    -----------
    Income Before Unusual Items                  (1,075,793)      (269,900)
                                                -----------    -----------

UNUSUAL ITEMS:
--------------
  Gain (Loss) on Debt Settlement                          -              -
  Gain on Sale of MRI Medical Diagnostics
   Inc. shares                                            -              -
  Write-Down of Investments                               -              -
                                                -----------    -----------
    Total Unusual Items                                   -              -
                                                -----------    -----------

  Minority Interest                                       -         (9,570)

Income Before Income Taxes                       (1,075,793)      (279,470)

  Income Taxes                                            -              -

                                                -----------    -----------
Net Income                                      $(1,075,793)   $  (279,470)
                                                ===========    ===========


Earnings per share-Fully Diluted                $    (0.050)   $    (0.015)
                                                ===========    ===========








             See accompanying notes to financial statements.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED  BALANCE SHEETS

ASSETS:                                         OCT 31, 1998   OCT 31, 1997
-------                                         ------------   ------------
Current  Assets:
----------------
Cash & Cash Equivalents                         $   333,748    $   403,240
Accounts Receivable                                 532,403        299,196
Notes Receivable                                          -        237,633
Chino Bank Judgement Receivable (Note 2)          5,366,926              -
Advances to Subsidiaries                            100,500              -
                                                -----------    -----------
    Total Current Assets                          6,333,578        940,069

Investments:
------------
NetRom, Inc. Convertible Preferred Stock
 (Note 3)                                         3,000,000              -
NetRom, Inc. Common Stock (Note 4)                4,200,000      4,200,000
MRI Medical Diagnostics, Inc. (Note 5)               20,050        496,994
Hills of Bajamar (Note 6)                         4,052,158      3,843,661
Plaza Resort Timeshares (Note 7)                 13,079,055     13,279,055
Activity Link, Inc. ( Note 8)                       183,411              -
Assisted Living-Youngtown (Note 9)                3,992,300              -
Plaza Rosarito (Note 10)                            100,000              -
                                                -----------    -----------
    Total Investments                            28,626,974     21,819,710

Property, Furniture, and Equipment (Note 11)        637,062        649,190
                                                -----------    -----------
    Total Assets                                $35,597,613    $23,408,969
                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------
Current Liabilities:
--------------------
Accounts Payable                                $   367,449    $   268,565
Chino Bank Judgement Legal Expenses
 Payable (Note 2)                                 1,878,424              -
Loans Payable-Short Term-1 Year or less
 (Note 12)                                        2,575,321              -
Notes Payable-Current Portion                        39,821          7,186
Interest Payable                                    661,906        747,323
                                                -----------    -----------
    Total Current Liabilities                     5,522,921      1,023,074

Notes Payable-Net of Current Portion
 (Note 13)                                        9,547,294      8,738,458
Deferred Income - Chino Bank Judgement
 (Note 2)                                         3,488,502              -
                                                -----------    -----------
    Total Liabilities                            13,035,796      8,738,458
                                                -----------    -----------

STOCKHOLDERS' EQUITY:
---------------------
Common Stock                                      9,069,927      9,128,963
Preferred Stock                                   9,458,000      6,000,000
Minority Interest                                         -       (328,538)
Retained Earnings ( Deficit )                    (1,489,031)    (1,152,988)
                                                -----------    -----------
    Total Stockholders' Equity                   17,038,896     13,647,437
                                                -----------    -----------


Total Liabilities and Stockholders' Equity      $35,597,613    $23,408,969
                                                ===========    ===========


             See accompanying notes to financial statements.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                    SIX MONTHS ENDED
                                                OCT 31, 1998   OCT 31, 1997
                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
  Net Income from Operations                    $(1,075,793)   $  (279,471)
  Depreciation and Amortization                           -         54,301
  Accumulated Deficit & Minority Interest         1,068,288         22,182
  Net Changes in Operating Assets and
   Liabilities:
     Notes and Accounts Receivable                  (96,074)      (134,213)
     Prepaid Expenses                                     -              -
     Accounts Payable                                98,884         41,252
                                                -----------    -----------
        Net Cash Flow From Operating
         Activities                                  (4,695)      (295,949)
                                                -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Equipment, Furniture & Fixtures                    12,128        (28,935)
  NetRom, Inc. Preferred Stock                   (3,000,000)             -
  Activity Link, Inc.-Investment                   (183,411)             -
  Purchase U.S. Treasury Securities & CD'S                -       (285,956)
  Hills of Bajamar                                 (208,497)        (2,000)
  Youngtown Assisted Living-Investment           (3,992,300)             -
  Plaza Rosarito                                   (100,000)             -
  Plaza Timeshares-Investment                       200,000              -
                                                -----------    -----------
        Net Cash Flow from Investing
         Activities                              (7,272,080)      (316,891)
                                                -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Notes Payable                                   3,331,375       (711,414)
  Proceeds from Common Shares                       (59,036)     1,407,981
  Proceeds from Preferred Shares                  3,458,000              -
  Treasury Stock                                          -              -
  Proceeds from Common Shares-
   MRI Diagnostics                                  476,944              -
                                                -----------    -----------
        Net Cash Flow From Financing
         Activities                               7,207,283        696,567
                                                -----------    -----------


        Net Increase in Cash                        (69,492)        83,727

        Cash-Beginning of Period                    403,240         33,557

                                                -----------    -----------
        Cash-End of Period                      $   333,748    $   117,284
                                                ===========    ===========






             See accompanying notes to financial statements.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                       RETAINED
                              PREFERRED       COMMON      TREASURY       MINORITY      EARNINGS        TOTAL
                                STOCK         STOCK         STOCK        INTEREST      (DEFICIT)       EQUITY
                                -----         -----         -----        -------       -------         ------
BALANCE AT OCTOBER 31, 1997    $6,000,000    $9,128,963    $      -     $(328,538)    $(1,152,988)    $13,647,437

ISSUANCE OF PREFERRED  STOCK    3,458,000                                                               3,458,000

ISSUANCE OF COMMON  STOCK                       175,964                                                   175,964

PURCHASE OF TREASURY  STOCK                    (235,000)          -                                      (235,000)

SALE OF TREASURY STOCK

MINORITY INTEREST                                                         328,538                         328,538

RETAINED EARNINGS  NET CHANGE                                                            (336,043)       (336,043)

                               ----------    ----------    ---------    ---------     -----------     -----------
BALANCE AT OCTOBER 31, 1998    $9,458,000    $9,069,927    $       -    $       -     $(1,489,031)    $17,038,896
                               ==========    ==========    =========    =========     ===========     ===========




             See accompanying notes to financial statements.

PAGE>

                     TRI-NATIONAL DEVELOPMENT CORP.
                    NOTES TO THE FINANCIAL STATEMENTS
                      October 31, 1998 (Unaudited)



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

The fully diluted computation is based on the number of shares for the three months ended October 31, 1998 and 1997. The computation contemplates the dilutive effects of common stock equivalent shares as well as conversion of the convertible preferred stock.

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

2.   CITIZENS BUSINESS BANK AWARD RECEIVABLE

In March 1992, the Company advanced $383,064 to MRI Medical Diagnostics, Inc. for a joint venture interest in its subsidiary, MRI Grand Terrace, Inc., a California corporation, to enable it to acquire a retirement hotel located in Grand Terrace, California. In addition to the joint venture interest, the loan was evidenced by a 15% note receivable from MRI Medical Diagnostics, Inc. and a second trust deed and an assignment of rents from
MRI Grand Terrace, Inc..   On March 22, 1993, MRI Grand Terrace, Inc. filed
a complaint against Chino Valley Bank, now known as Citizens Business Bank (AMEX:CVB), as a result of the purchase of the residential retirement hotel in Grand Terrace from the Chino Valley Bank. MRI Grand Terrace, Inc. claimed that the sellers of the property (Chino Valley Bank) had failed to disclose that the property's parking lot encroached on the property of the adjacent parcel of land. Contrary to the bank's representations, the Conditional Use Permit (CUP) under which the hotel was operating was in violation, which restricted the ability of TND and MRI Grand Terrace, Inc. to operate, refinance or sell the facility. MRI Grand Terrace, Inc. stopped making mortgage payments to the mortgage holder (the same Chino Valley Bank), which then filed a Notice of Default as an initial step to foreclosure on the property. MRI Grand Terrace, Inc. then sought Bankruptcy protection in July of 1993, and was ultimately dismissed from Bankruptcy in May of 1995. The Chino Valley Bank subsequently sold the property in foreclosure to itself. TND filed it's own action against the Chino Valley Bank in early 1995, claiming that it was defrauded and misrepresented when it advanced the $383,064 for the closing in 1992. The Company purchased the stock of MRI Grand Terrace, Inc., as described in
Note 4 to these financial statements, in an effort to control both lawsuits. As a result of the uncertainty of the final results of the lawsuits, the Company previously wrote off the investment. In May of 1998, TND and MRI Grand Terrace, Inc. received judgements in their favor for fraud, intentional misrepresentation and deceit/negligent misrepresentation in the Superior Court of San Bernardino, California. TND and MRI Grand Terrace, Inc. received judgements totaling almost $5 million dollars, including punitive and compensatory damages, plus pre-trial interest. Beginning May 7th, 1998 the $5 million judgement begins accruing, post judgement interest of 10% or $1,400 per day until the full award is paid.
A 35% portion of the award is due to the Company's attorney. The attorneys, however, have filed for recovery of those fees as an additional award that was heard and approved September 25, 1998. On December 3, 1998, the court awarded the Company an additional $185,000 in legal fees.

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

In September of 1992, the Company, in accordance with its contract, took title to an additional 257 acres, for a total of 500, and placed the balance of 2,000 acres of Hills of Bajamar in trust with Banco Ixe.

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

7.   ACTIVITY LINK, INC.

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

8.   ASSISTED LIVING

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

9.   PLAZA ROSARITO

On November 20, 1998, Tri-National Holdings, S.A. de C.V., a newly formed wholly-owned Mexican subsidiary, took possession of Plaza San Fernando from Banco Bital with a $1 million cash down payment. Plaza Rosarito's value is in excess of $37 million. Tri-National has renamed this spectacular property, Plaza Rosarito. It is located in the heart of Rosarito Beach in Baja

California, Mexico, minutes from the 20th Century fox film studio where "Titanic" was filmed and down the street from the famous Rosarito Beach Hotel. Plaza Rosarito includes 15 acres of undeveloped oceanfront land zoned for a 450-room hotel and convention center and 15 acres of developed land, including 415,000 square feet of existing steel, concrete and marble commercial space, 40 developed residential lots and a 90% complete 36-unit condominium complex.

The Company will start executing multi-year, triple-net leases from the preliminary commitments for approximately 300,000 square feet of the existing commercial property at up to $1.80 per square foot from large U.S. and Mexican retail operations, which upon full lease up should generate in excess of $6 million annually and become the largest shopping center in Baja California.

10.  FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:


     Furniture and equipment                         $713,611
     Less accumulated depreciation                    (76,549)
                                                     --------
                                                     $637,062
                                                     ========

11.  LOANS PAYABLE-SHORT TERM

During the last twelve months, the Company issued a Private Placement of nine-month Corporate Notes at 10% interest per annum to institutional and accredited investors. The investors principal and interest are bonded by New England Surety Co., for up to $8 million. The primary use of proceeds generated from the $8 million will be used for the construction of the first 41-unit phase of the Players Club at Bajamar vacation ownership (timeshare) complex. The Company has, at its option, the ability to renegotiate for up to an additional $15 million of bonding from New England Surety Co., once the $8 million has been placed, using the first completed 41-unit phase as collateral. The Company intends to repay the principal and interest with cash flow generated from vacation ownership sales. As of October 31, 1998 the Company placed $2,545,009 in Corporate Notes.

12.  LONG-TERM NOTES PAYABLE

Long-term notes payable at October 31, 1998, consisted of the following:

     Note payable to Valcas Internacional,
       S.A. de C.V.                                            $ 5,688,582

     Note payable to Valcas Internacional,
       S.A. de C.V.                                              2,109,473

     Note payable and cash payable to
       DUBSCA upon closing of vacation
       ownership (timeshare) project                             1,200,000

     Note payable to North County Bank
       Guaranteed by a stockholder and
       secured by equipment, due in
       monthly installments of $864,
       including interest at 10.5%,
       through October, 2001                                        23,309

     Note payable to Commercial Money
       Center secured by GSDIC
        Equipment, due in monthly installments
        of $17,889 for 63 months                                   484,751
                                                               -----------
                                                                 9,587,115
     Less current portion                                      (    39,821)
                                                               -----------
     Long-term debt, net of current portion                    $ 9,547,294
                                                               ===========

Maturities at long-term debt are as follows:

     Year ending
     October XXXX                                              Amount
     ------------                                              ------
     1999                                                      $   507,441
     2000                                                        1,901,129
     2001                                                        1,918,531
     2002                                                        5,459,860
                                                               -----------
                                                               $ 9,786,961
                                                               ===========
13.  INCOME TAXES

The Company began the year with loss carryforwards from prior years totaling, $413,239. These losses increase the net loss carryforwards in the current quarter to $299,329. There will be a loss carry forward in the amount of $413,239 to reduce future federal income taxes.

14.  LEASES

The Company leases two office facilities in San Diego, California and one in Ensenada, Baja California under operating leases which expire in 1999 and the year 2000, respectively. The leases generally require the Company to pay all maintenance, insurance and property taxes and are subject to certain minimum escalation provisions. Rent expense for all operating leases was approximately $42,000 for the six months ended October 31, 1998.

Future minimum operating lease payments as of October 31, 1998 are as follows:

     1999                               $158,200
     2000                                167,800
                                        --------
                                        $326,000
                                        ========

15.  GREATER SAN DIEGO IMAGING CENTER

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

16.  RELATED PARTY TRANSACTIONS

The aggregate amounts paid and accrued to related parties during the quarter follows:

Management Compensation and Consulting Fees $67,400.

17.  SHARE CAPITAL

The authorized capital of the Company consists of 110,100,000 shares divided into,100,000 Class A Preferred shares with a par value of $1.00 each; 5,500,000 Class B Series A Convertible Preferred shares with a par value of $1.00 each; 4,500,000 Class B Series B Convertible Preferred shares with a par value of $1.00 each, of which 2,364,500 are issued and outstanding; and 100,000,000 common shares without par value, of which 22,406,342 were issued and outstanding at October 31, 1998.

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

Shares         Issued TO                       Acquisition
------         ---------                       -----------

  500,000 Pacific Medical International,Inc.   Planificacion y Desarrolos
                                               Regional Jatay, S.A. de C.V.
                                               For Hills of Bajamar property

1,000,000 Valcas International, S.A. de C.V.   Inmobilaria Plaza Baja
                                               California, S.A. de C.V.
                                               For Bajamar Plazas Resort and
                                               Plaza Suite Bugambillas

  864,500 Solymar, Inc.                        Assisted Living Property
                                               In Youngtown, Arizona

COMMON STOCK

The authorized Common Stock of the Company consists of 100,000,000 shares of Common Stock without par value. At October 31, 1998, there were 22,406,342 shares issued and outstanding.

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

STOCK FOR LOTS PROGRAM

During the year end April 30, 1998, the Company carried out a Private Placement to existing shareholders for 4,000 square foot residential lots at the Hills of Bajamar. The cash price per lot was $10,000 and the stock price per lot was 5,000 shares of Common Stock at a value of $2.00 per share. As of October 31, 1998, 17 shareholders subscribed to the Private Placement for 47 lots, totaling 235,000 shares of Common Stock.

The Company has recently completed the topography maps for the Hills of Bajamar and retained FMA International for master planning. Once the master plan for the Hills of Bajamar is completed, which is expected to be by January 31, 1999, a plot selection will be sent out to all of the participants in the Private Placement, on a first-come first-served basis. Once the participants have made a lot selection, their Common Stock will be held as treasury stock.

STOCK BUYBACK

On September 16, 1998, Tri-National announced that the Board of Directors had authorized a Common Stock Repurchase Program for up to approximately $3 million. The $3 million used for the Common Stock Repurchase Program will come from the $5 million award from Chino Valley Bank. Management has never seen litigation as a profit center, hence, any cash awarded from the lawsuit has never been included in the Company's budget for operating capital or acquisitions and development. Management has been given discretion over the timing and amounts of the periodic buybacks, including in advance of receipt of the award. Shares bought back will be held as treasury stock and may be used for general corporate purposes.

18.  OPTIONS AND WARRANTS

STOCK OPTIONS GRANTED AND EXERCISED DURING THE YEAR:

For the year ending December 1996, 975,000 Employee Stock Options were issued to officers and Directors to purchase Common Stock in the Company at a price of $.25 per share, expiring December 31, 1999. As of October 31, 1998, a total of 875,000 Employee Stock Options were outstanding.

For the year ending December 1997, a total of 1,000,000 Employee Stock Options were issued to officers and directors to purchase Common Stock in the Company at a price of $.50 per share and expiring December 31, 1999. As of October 31, 1998, no Employee Stock Options had been exercised at $.50 per share.

For the year ending December 1998, a total of 1,000,000 Employee Stock Options were issued to officers and directors to purchase Common Stock in the Company at a price of $.50 per share and expiring December 31, 1999. As of October 31, 1998, no Employee Stock Options had been exercised at $.50 per share.

WARRANTS GRANTED AND EXERCISED DURING THE YEAR:

In 1996,the Company carried out a private placement of 1,945,741 units of the Company at a price of $0.285 per unit for gross proceeds of $521,971. Each unit consists of one common share in the capital of the Company and a two year non-transferable share purchase warrant. Each non-transferable share purchase warrant entitles the holder thereof to purchase one common share in the capital of the Company at any time during the first six months of the term of the warrant at a price of $0.285, at any time during the second six months of the term of the warrant at a price of $0.40, at any time during the third six months of the term of the warrant at a price of $0.55 or at any time during the final six months of the term of the warrant at a price of $0.75. The term of the warrant commenced on the October 30, 1996. As of October 31, 1998, a total of 1,818,495 warrants had been exercised, leaving 127,246 warrants unexercised and expiring on October 31, 1998.

In 1996,the Company also carried out a private placement of 968,020 units of the Company at a price of $0.35 per unit for gross proceeds of $338,807. Each unit consists of one common share in the capital of the Company and a two year non-transferable share purchase warrant. Each non-transferable share purchase warrant entitles the holder thereof to purchase one common share in the capital of the Company at any time during the first year of the term of the warrant at a price of $0.40 or at any time during the final year of the term of the warrant at a price of $0.50. The term of the warrant commenced on the October 30, 1996. As of October 31, 1998, a total of 943,145 warrants had been exercised, leaving 24,875 unexercised and expiring on October 31, 1998.

During the year ended April 30, 1998, the Company carried out a private placement of 1,857,332 units of the Company for gross proceeds of approximately $669,194. Each unit consists of one common share in the capital of the Company and a one year non-transferable share purchase warrant for a term of one year. Each non-transferable share purchase warrant entitles the holder thereof to purchase one common share in the capital of the Company at any time during the year of the term of the warrant at an average price of approximately $.80 per share. As of October 31, 1998, no warrants for this private placement have been exercised; 913,972 warrants were outstanding and 943,360 had expired unercised. The shares issued pursuant to this private placement are restricted securities as defined by Rule 144.

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

OVERVIEW

GREATER SAN DIEGO IMAGING CENTER is the magnetic resonance imaging ("MRI") facility the company acquired in 1997. This center has provided services to the San Diego medical community since 1990. From 1997 to 1998, the facility gross increased by over 50% and the has increased from 240 patients in the first year to over 1,000 in 1998. The increase is based on aggressive new marketing following on the addition of a $75,000 "open gap" upgrade, which allowed the facility to cater to overweight and large patients as well as claustrophobic patients that could not tolerate the very closed other units in San Diego.

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

Greater San Diego Imaging Center under the direction of its medical director, Jerry J. Parker, M.D., is looking to expand its operations in 1999 by adding additional diagnostic services.

BAJAMAR OCEAN FRONT RESORT located in Baja California, Mexico on the Pacific Ocean is the subject of a June 1996 escrow established with Stewart Title Company of Houston, Texas. The escrow was opened with Desarrollos Urbanos Baja California, S.A., which is half owned by Grupo Situr, S.A., the largest Mexican resort development company in Mexico. Subsequent to the opening of the escrow, Grupo Siturs financial problems grew into a national issue and the Mexican government became involved with the banks to attempt to work out the overall issues. The property at Bajamar, which is the subject of our contract is only a small fraction of their holdings, however all sales were on hold until a complete workout plan was effected. Consequently, we have retained our escrow position and patiently waited for the resolve, which we believe to be very close to occurring.

Our escrow includes the existing 27 holes of golf, the existing 81 room hotel, the clubhouse, tennis courts, land and plans for an additional 102 room hotel and conference center, land and plans for an additional 9 holes of golf and approximately 300 acres of developed land for residential housing adjacent to the golf courses. The closing of this escrow also is important to the timeshare/vacation ownership program that is located on land separate from this escrow, however located in the Bajamar resort. This 328-unit program is dependent on its relationship with the adjacent golf courses and hotel and we have delayed the start of the timeshares in anticipation of our escrow closing and thereby guaranteeing the availability of these amenities.

PLAZAS RESORT AND COMMERCIAL PROPERTY, KNOWN AS THE PLAYERS CLUB AT BAJAMAR, is a vacation ownership (timeshare) complex will encompass 328 units located on the golf course and facing the ocean and an adjacent 26,000 square foot commercial facility on a 16-acre developed site purchased by the Company in December of 1996. While we have been waiting for the above stated escrow to close, work has continued on the plans for the structures as well as all of the marketing materials. The Company has also begun accepting preliminary sales of the timeshares, which the Company anticipates will be in great demand, since there is no real competition in the region, certainly not on a golf course and on the ocean only 50 miles from San Diego.


ACTIVITY LINK, INC. On September 3, 1998, the Board of Directors of the Company approved the immediate spin-off of it's wholly-owned subsidiary Activity Network, Inc., a Nevada Corporation. Activity Network has been developing an integrated software-based reservations system linking hotel and timeshare properties with providers of leisure activities like helicopter flights, luaus, scuba diving and snorkel cruises in Hawaii. The system will provide real-time activity reservations through the existing network of activity desks throughout Hawaii, a state which has over 7,000,000 annual visitors that stay a week or longer, seeking recreation.

The initial system design was based on a customized dial-up computer network, which analysis showed would have limited the company's growth rate and potential. After extensive research and meetings with industry consultants including Microsoft engineers, a decision has been made to proceed with an integrated Internet-based architecture, permitting more rapid growth and eventual expansion into the consumer direct market. Based on that decision and its requirement for a more comprehensive system design and architecture, and the concomitant need for additional funding, Tri-National's Board of Directors has decided to pursue a strategy of bringing
Activity Network public now, an approach believed to be in the best interests of both the project and shareholders of Tri-National.

Tri-National will be assisting in the compilation and filing of Form 15c2-11 for Activity Network, the filing necessary to become publicly traded corporation. In addition, Activity Network is in the process of raising $1 million for working capital and research and development through a private placement at $2.50 per share.

Tri-National will retain a significant stock position in the new public entity. In an effort to enhance shareholder value, the Board of Directors has authorized management, at its discretion, to distribute a percentage of the Activity Network shares to Tri-National shareholders after registration.


ALPINE GARDENS EAST is a Nevada corporation created in January 1998 to focus on assisted living for senior citizens. The Company's first project is in Youngtown, Arizona just north of Phoenix and adjacent to Sun City. This facility will be a 190-unit assisted living and Alzheimer's care facility. The Company closed on the land in June of 1998 and has just recently completed the soil studies begin construction in early 1999.

On October 21, 1998, Tri-National, through its majority-owned subsidiary, Alpine Gardens East, entered into a purchase agreement to acquire a 50% interest in Premier Care, Inc., an Arizona healthcare corporation for a combination of cash and stock. In addition to a pharmaceutical subsidiary, Premier Care, Inc. has assisted living and skilled nursing operations in independent facilities generating gross revenues in excess of $12 million annually.

On November 3, 1998, the Company signed an agreement to acquire 3.66 acres of undeveloped property overlooking the Pacific Ocean in Carlsbad,
California for $2.9 million.   The Company plans to develop a 180-bed
assisted living facility with an Alzheimer's care component. The addition of the Carlsbad project to the Company's assisted living operations could add in excess of $30 million in assets and over $1 million in net revenues to the Company annually.

On November 19, the Company entered into a purchase agreement to secure land and improvements to develop a $22 million mid-rise independent and assisted living complex to be constructed on Cortez Hill at the corner of 8th and Ash Street. The facility, to be known as the Cortez House, will be operated by its subsidiaries Alpine Gardens East, Inc. and Premier Care. Construction is expected to commence mid-1999. The acquisition and development of the Cortez House is an exciting opportunity to participate in the $3.5 billion San Diego downtown redevelopment, right in our own backyard.

Further, the Company is completing the final phase of its due diligence study for the acquisition of 7 additional sites in Washington and Oregon, yielding $119 million in additional assets, which is expected to generate annual net revenues in excess of $14 million. The Company has been negotiating with three large U.S. investment banks for financing the acquisitions and development of assisted living facilities.

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

No Private Placements have occurred during this period due to the market price of the Company's shares being well under a $1.00 and consequently adding significant dilution to raise the same $8,000,000 as is being done with the bond program.

NETROM, INC., is a California publicly traded company that purchased 50 acres of the Hills of Bajamar property in February of 1998 for $3,000,000 of their stock based on $60,000 per acre. In June of 1998, Netrom then proceeded to contract directly with the Company to acquire an additional 200 acres for $4,200,000, which was paid in full by deliverance of 4,200,000 shares of their common stock.

Netrom and the Company have since entered into a joint venture agreement to develop a family sports destination resort on the Hills of Bajamar. Netrom will contribute the 250 acres recently acquired and the Company will contribute an additional 250 acres thereby creating a potential 500 acre resort. Plans and designs are currently under way by the recently appointed master planner, FMA International, for the facility that should bring major joint venture partners from the sports world. The facility is envisioned to include man made snow board hills, lakes for water sports, other board sports taught by professionals, executive style golf course for teaching golf to beginners, race tracks for cars and bike racing and its own hotel and spas for a family environment.

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

CHINO VALLEY BANK LAWSUIT and subsequent jury award, On August 14, 1998, Tri-National and its wholly owned subsidiary, MRI Grand Terrace, Inc., appeared in the Superior Court of San Bernardino before the Honorable Barry Plotkin, to hear Chino Valley Bank, now known as Citizens Business Bank (AMEX:CVB), attempt to attack the judgement of approximately $5,000,000 signed by Judge Plotkin on June 3, 1998. Tri-National successfully defeated the bank's motion for a new trial, as well as a motion for the Judge to set aside the jury's verdicts reached on May 7, 1998. In denying Citizens Business Bank's motions, the court upheld the jury's respective verdicts of 12 to 0 and 11 to 1, wherein they found the bank guilty of fraud and negligent misrepresentation in connection with the sale of the Grand Terrace Retirement Hotel to Tri-National and MRI Grand Terrace, Inc. in
1992.   On August 17, 1998, the bank posted a $7.5 million bond to start the appeal process. Post judgement interest against the bank continues at the rate of approximately $500,000 per year. Citizens Business Bank has a total net worth of approximately $100 million.

Tri-National's motion for attorney fees and costs was heard and approved on September 25, 1998. On December 3, 1998, the court awarded the Company an additional $185,000. These costs are in addition to the existing
$5,000,000 judgement for punitive and compensatory damages, including pre-trial interest.

If the bank formally begins the appeal process, this would permit Tri-National to cross appeal, allowing Tri-National to present damages that were not recognized by the judge in the first trial. Most importantly, we could present damages of two publicly traded stocks with several million shares outstanding on each Company, that had stock prices adversely affected. Additional damages could run as high as $20 million in our favor.

PLAZA ROSARITO On November 20, 1998, Tri-National Holdings, S.A. de C.V., a newly formed wholly-owned Mexican subsidiary, took possession of Plaza San Fernando from Banco Bital with a $1 million cash down payment. Plaza Rosarito's value is in excess of $37 million. Tri-National has renamed this spectacular property, Plaza Rosarito. It is located in the heart of Rosarito Beach in Baja California, Mexico, minutes from the 20th Century fox film studio where "Titanic" was filmed and down the street from the famous Rosarito Beach Hotel. Plaza Rosarito includes 15 acres of undeveloped oceanfront land zoned for a 450-room hotel and convention center and 15 acres of developed land, including 415,000 square feet of existing steel, concrete and marble commercial space, 40 developed residential lots and a 90% complete 36-unit condominium complex.

The Company will start executing multi-year, triple-net leases from the preliminary commitments for approximately 300,000 square feet of the existing commercial property at up to $1.80 per square foot from large U.S. and Mexican retail operations, which upon full lease up should generate in excess of $6 million annually and become the largest shopping center in Baja California


SUMMARY OF OCTOBER 31, 1998 TO APRIL 30, 1999 targets and plans includes additional acquisitions and development in the assisted living facility business, as well as related type facilities to provide current profits. The company expects to deliver a significant number of timeshare units, accompanied by the appropriate earnings, in addition to the earnings associated with the existing golf and hotel properties at Bajamar, which the Company anticipates closing on prior to the Company's year end, April 30, 1999. We will continue to seek opportunities for growth, which will be announced from time to time as is required.

Our target for attaining a NASDAQ listing remains high on our list and we intend to do all necessary to succeed in that effort. The listing brings us up to an entirely different level in the perception of the Company by investors, acquisition candidates, employee candidates and the institutional market at large. This is especially critical when addressing funding sources relative to our major capital requirements for our joint ventures, acquisitions and development or just basic equity versus debt analysis.

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

Item 6.   Exhibits and Reports on Form 8-K

(A)  Exhibits
     27.  Financial Data Schedule

(B)  Reports on Form 8-K

     Tri-National Development Corp. filed no reports on Form 8-K during the sixth months ended October 31, 1998.

Items 2,3,4 and 5 are not applicable and have been omitted.

SIGNATURES:

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri-National Development Corp.
a Wyoming Corporation


BY:  s/Michael A. Sunstein    DATED: December 14, 1998
     Michael A. Sunstein
     Chief Executive Officer, President
     Director