Form 10QSB
period 1999-01-31
TRI NATIONAL DEVELOPMENT CORP
filed 1999-03-23
CIK 1034415

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                              FORM 10QSB


           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES AND EXCHANGE ACT OF 1934


                 For the period ended January 31, 1999

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. /X/

As of March 23, 1999, 22,693,705 shares of the registrant's common stock were outstanding.

                    TRI-NATIONAL DEVELOPMENT CORP.

                               FORM 10QSB

                  FOR THE PERIOD ENDED JANUARY 31, 1998

                                  INDEX

                                                                     PAGE

PART I    FINANCIAL INFORMATION

     Item 1    Financial Statements (Unaudited)

          a)   Consolidated Statements of Operations
               For the Nine Months Ended
               January 31, 1998 and 1999 . . . . . . . . . . . . . . . 3

          b)   Consolidated Balance Sheets
               As of January 31, 1998 and 1999 . . . . . . . . . . . . 4

          c)   Consolidated Statements of Cash Flows
               For the Nine Months Ended
               January 31, 1998 and 1999 . . . . . . . . . . . . . . . 5

          d)   Notes to the Financial Statements . . . . . . . . . . . 6

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

     Item 6    Exhibits and Reports on Form 8-K. . . . . . . . . . . . 23


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

                      PART I  FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS


                                                    NINE MONTHS ENDED
                                               JAN 31, 1999   JAN 31, 1998
                                               ------------   ------------
REVENUES:
---------
  Revenues                                      $   492,074    $   349,118
  Gain on Sale of Assets                                  -      2,880,000

                                                -----------    -----------
    Total Revenues                                  492,074      3,229,118


EXPENSES:
---------
  General and Administrative
   Expenses (Note 22)                             4,422,330      1,006,538
                                                -----------    -----------
    Income Before Unusual Items                  (3,930,256)     2,222,580
                                                -----------    -----------

UNUSUAL ITEMS:
--------------
  Gain (Loss) on Debt Settlement                          -              -
  Gain on Sale of Assets                             27,797              -
  Write-Down of Investments                               -              -
                                                -----------    -----------
    Total Unusual Items                              27,797              -
                                                -----------    -----------

  Minority Interest                                       -        (12,435)

Income Before Income Taxes                       (3,902,459)     2,210,145

  Income Tax Provision                                    -        339,496

                                                -----------    -----------

Net Income                                      $(3,902,459)   $ 1,870,650
                                                -----------    -----------


Earnings per share-Primary                      $    (0.153)   $     0.110

Earnings per share-Fully Diluted                $    (0.153)   $     0.110




             See accompanying notes to financial statements

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED  UNAUDITED BALANCE SHEETS

ASSETS:                                        JAN 31, 1999   JAN 31, 1998
-------                                        ------------   ------------
CURRENT ASSETS:
---------------
Cash & Cash Equivalents                         $   (71,789)   $   373,016
Accounts Receivable                                 438,633        734,796
Citizens Business Bank Judgment
 Receivable (Note 2)                              5,566,328              -
                                                -----------    -----------
    TOTAL CURRENT ASSETS                          5,933,172      1,107,812
                                                -----------    -----------

INVESTMENTS:
NetRom, Inc. Convertible Preferred
 Stock (Note 3)                                   3,000,000      3,000,000
NetRom, Inc. Common Stock (Note 4)                4,200,000      4,200,000
MRI Medical Diagnostics, Inc. (Note 5)               20,308        496,994
Hills of Bajamar (Note 6)                         4,159,159      3,723,661
Plaza Resort Timeshares (Note 7)                 13,341,192     13,279,055
Bajamar Las Perlas Condominiums (Note 8)          6,000,000              -
Activity Link, Inc. ( Note 9)                       216,064              -
Assisted Living-Youngtown (Note 10)               4,002,300              -
Assisted Living-Carlsbad (Note 11)                   40,000              -
Alpine Gardens East (Note 12)                       300,500              -
Plaza Rosarito (Note 13)                          1,008,108              -
Portal Del Mar Condominiums (Note 14)               100,000              -
Banco Atlantico Commercial
 Building (Note 15)                                  25,000              -
International Health Network (Note 16)               10,000              -
                                                -----------    -----------
    TOTAL INVESTMENTS                            36,422,631     24,699,710

Capitalized Equipment lease (Note 19)               471,391              -
Property, Furniture, and Equipment
 (Note 18)                                          175,810        637,060
Capitalized Equipment lease-Last
 Lease Payment                                       17,889              -
                                                -----------    -----------
    TOTAL ASSETS                                $43,020,892    $26,444,582
                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------
CURRENT LIABILITIES:
--------------------
Accounts Payable                                $   419,590    $   360,513
Citizens Business Bank Judgment
 Legal Exp Payable (Note 2)                       1,948,215              -
Notes Payable (Note 19)                           1,044,880        394,378
Notes Payable-Current Portion                         8,234          7,441
Interest Payable                                    717,511              -
                                                -----------    -----------
    TOTAL CURRENT LIABILITIES                     4,138,430        762,332

Notes Payable-Net of Current
 Portion (Note 20)                               18,274,796      9,302,828
Long-Term Lease Obligation                          983,894              -
Unamortized Discount on Lease                      (512,503)             -
Deferred Income - Citizens Business
 Bank Judgment (Note 2)                           3,618,113              -
Accrued Taxes on Income                                   -        339,496
                                                -----------    -----------
    TOTAL LIABILITIES                            26,502,730     10,404,656
                                                -----------    -----------

STOCKHOLDERS' EQUITY:
---------------------
Common Stock (Note 21)                           11,715,110      9,098,508
Treasury Stock (Note 21)                           (339,251)             -
Preferred Stock (Note 21)                         9,458,000      6,000,000
Retained Earnings ( Deficit )                    (4,315,697)       941,418
                                                -----------    -----------
    TOTAL STOCKHOLDERS' EQUITY                   16,518,162     16,039,926
                                                ===========    ===========

Total Liabilities and Stockholders'
 Equity                                         $43,020,892    $26,444,582
                                                ===========    ===========

             See accompanying notes to financial statements

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS


CASH FLOW ACTIVITIES:                               NINE MONTHS ENDED
---------------------                          ---------------------------
                                               JAN 31, 1999   JAN 31, 1998
                                               ------------   ------------
CASH FROM OPERATING ACTIVITIES: INFLOW (OUTFLOW):
-------------------------------------------------
  Net Income (Loss)                              (3,902,459)   $ 1,870,650
  Add: Depreciation & Amortization                        -         49,722
  Changes in Operating Assets and
  Liabilities:
    Accounts Receivable                            (149,701)      (332,180)
    Accounts Payable                                 47,038        133,200
    Accrued Taxes on Income                               -        339,497
    Interest Payable                                717,511              -
                                                -----------    -----------
      Net Cash from Operating Activities         (3,287,611)     2,060,889
                                                -----------    -----------

CASH FROM INVESTING ACTIVITIES: INFLOW (OUTFLOW)
------------------------------------------------
  Furniture and Equipment                           (10,141)       (12,229)
  Land Sale to NetRom, Inc. for
   Preferred Stock                                        -     (3,000,000)
  Alpine Gardens East                              (268,000)             -
  MRI Medical Diagnostics Investment                      -              -
  Activity Link, Inc.                              (105,800)             -
  Assisted Living-Youngtown                        (434,300)             -
  Assisted Living-Carlsbad                          (40,000)             -
  U.S. Treasury Bills                                     -       (258,855)
  Certificates of Deposit                                 -        (29,110)
  Las Perlas Condominiums                        (1,000,000)             -
  Hills of Bajamar                                 (435,498)       118,000
  Plaza Rosarito                                 (1,008,108)             -
  Portal Del Mar                                   (100,000)             -
  Hall of Fame Fitness Center Building              (25,000)             -
  International Health Network                      (10,000)             -
  Plaza Resort Timeshares                          (262,137)             -
                                                -----------    -----------
      Net Cash From Investing Activities         (3,698,984)    (3,182,194)
                                                -----------    -----------

CASH FROM FINANCING ACTIVITIES: INFLOW (OUTFLOW)
--------------------------------------------------
  Notes and Loans Payable                         4,390,188       (499,736)
  Common Stock Private Placements
   & Warrants                                     2,644,388      1,660,100
  Purchases of Treasury Stock                    (1,539,251)             -
  Treasury Stock Issued for Real Estate           1,200,000              -
  Minority Interest                                       -         12,435
                                                -----------    -----------
      Net Cash From Financing Activities          6,695,325      1,172,799
                                                -----------    -----------

    Net Cash Inflow (Outflow) 9 months
     ended 1-31-99 & 1-31-98                       (291,270)        51,494

    Cash-Beginning Balance as of
     May 1, 1998 & 1997                             219,481         33,557
                                                -----------    -----------
    Cash- Ending Balance as of
     January 31, 1999 & 1998                    $   (71,789)   $    85,051
                                                ===========    ===========

              See accompanying notes to financial statement

                     TRI-NATIONAL DEVELOPMENT CORP.
                    NOTES TO THE FINANCIAL STATEMENTS
                      January 31, 1999 (Unaudited)



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

The fully diluted computation is based on the number of shares for the nine months ended January 31, 1999 and 1998. The computation contemplates the dilutive effects of common stock equivalent shares as well as conversion of the convertible preferred stock.

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

2.  CITIZENS BUSINESS BANK AWARD RECEIVABLE

In March 1992, the Company advanced $383,064 to MRI Medical Diagnostics, Inc. for a joint venture interest in its subsidiary, MRI Grand Terrace, Inc., a California corporation, to enable it to acquire a retirement hotel located in Grand Terrace, California. In addition to the joint venture interest, the loan was evidenced by a 15% note receivable from MRI Medical Diagnostics, Inc. and a second trust deed and an assignment of rents from
MRI Grand Terrace, Inc..   On March 22, 1993, MRI Grand Terrace, Inc. filed
a complaint against Chino Valley Bank, now known as Citizens Business Bank (AMEX:CVB), as a result of the purchase of the residential retirement hotel in Grand Terrace from the Chino Valley Bank. MRI Grand Terrace, Inc. claimed that the sellers of the property (Chino Valley Bank) had failed to disclose that the property's parking lot encroached on the property of the adjacent parcel of land. Contrary to the bank's representations, the Conditional Use Permit (CUP) under which the hotel was operating was in violation, which restricted the ability of TND and MRI Grand Terrace, Inc. to operate, refinance or sell the facility. MRI Grand Terrace, Inc. stopped making mortgage payments to the mortgage holder (the same Chino Valley Bank), which then filed a Notice of Default as an initial step to foreclosure on the property. MRI Grand Terrace, Inc. then sought Bankruptcy protection in July of 1993, and was ultimately dismissed from Bankruptcy in May of 1995. The Chino Valley Bank subsequently sold the property in foreclosure to itself. TND filed it's own action against the Chino Valley Bank in early 1995, claiming that it was defrauded and misrepresented when it advanced the $383,064 for the closing in 1992. The Company purchased the stock of MRI Grand Terrace, Inc., as described in
Note 4 to these financial statements, in an effort to control both lawsuits. As a result of the uncertainty of the final results of the lawsuits, the Company previously wrote off the investment. In May of 1998, TND and MRI Grand Terrace, Inc. received judgements in their favor for fraud, intentional misrepresentation and deceit/negligent misrepresentation in the Superior Court of San Bernardino, California. TND and MRI Grand Terrace, Inc. received judgements totaling almost $5 million dollars, including punitive and compensatory damages, plus pre-trial interest. Beginning May 7th, 1998 the $5 million judgement began accruing, post judgement interest of 10% or $1,400 per day until the full award is paid.
A 35% portion of the award is due to the Company's attorney. The attorneys, however, filed for recovery of those fees as an additional award that was heard and approved September 25, 1998. On December 3, 1998, the court awarded the Company an additional $185,000 in legal fees.

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


NetRom, Inc. delivered to Tri-National Development Corp. at closing, 1,000,000 shares of its preferred stock at a value of $3.00 per share for a total value of $3,000,000. The preferred stock accumulates interest at a rate of 15% per annum and will be convertible into common stock at $3.00 per share or market price for the 10 day average prior to the date of conversion, which ever is less, but in no event less than $1.50 per share. The conversion date is at the option of Tri-National Development Corp., however, no sooner than 12 months from the date of closing and in no case later than 15 days after the common stock of NetRom, Inc. trades at or above $4.00 per share for a period of thirty consecutive days.

Additionally, NetRom, Inc. provided TND warrants to purchase 1,000,000 common shares at a price of $1.25 per share, presuming that NetRom, Inc. achieves its stated projection of $.31 per share in earnings for the year ending December 31, 1998. In the event that NetRom, Inc. falls below the $.31 per share earnings projection, but no lower than $.21 in earnings for that period, then the warrant price will fall to $1.00 per share. Further, if the earnings fall to between $.11 and $.21, then the option price will be reduced to $.75 per share and in the event the earnings fall below $.11 per share, the option price will be reduced to $.50 per share. The price and terms for the property are based on arms length negotiations between the parties and was approved by the Board of Directors of TND and the shareholders of NetRom, Inc. at their Annual Meeting of Shareholders, held on January 19, 1998.

4.  NETROM, INC. COMMON STOCK

In June of 1998, NetRom, Inc. exercised an option to acquire an additional 200 acres of the Company's Hills of Bajamar property for $4.2 million. The $4.2 million was paid with 4.2 million restricted shares of NetRom, Inc. common stock. By exercising its option to acquire the 200 acres, NetRom, Inc. increases their total holdings to 250 acres. The combined parcel will be utilized via a joint venture arrangement with Tri-National to develop an extreme sports destination resort on a 500 acre total parcel. This investment of 4.2 million common shares of NetRom, Inc. represents approximately 30% of the total shares outstanding of NetRom, Inc.

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

6.  REAL ESTATE DEVELOPMENT PROPERTY: HILLS OF BAJAMAR

The Hills of Bajamar (formerly the Santa Fe Ranch) consists of approximately 2,470 acres (divided into ten 247 acres parcels) of undeveloped land located fifty miles south of San Diego, California on the Pacific Coast side of the State of Baja California, Mexico, in the Municipality of Ensenada. The Company originally had a right to acquire a 100% interest in the property pursuant to a series of agreements requiring ongoing payments, for each 247 acres parcel released by the vendor.

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

The Company then entered into a new agreement in November of 1996 with PMI to acquire all right and title to the 237 acres then fully paid and in escrow, as well as, the balance of the contract for the remaining 2,233 acres for a $700,000 promissory note payable, 500,000 shares of TND Class B Series B Preferred Stock at a value of $4.00 per share and the return of its 51% interest in PMI. In January of 1998, the Company converted the $700,000 promissory note into 1,000,000 common shares of the Company. The Company's basis in the Hills of Bajamar taking into account cash invested, stock issued and notes given, totals $4,159,159. PMI remains responsible for its own debts, including Mr. Yates.

In September of 1998, the Company, in accordance with its contract, took title to an additional 257 acres, for a total of 494 acres, and placed the balance of 2,000 acres of Hills of Bajamar in trust with Banco Ixe.

7.  PLAZAS RESORT TIMESHARES AND COMMERCIAL PROPERTY

In December of 1996, the Company entered into an acquisition agreement with Valcas Internacional, S.A., to acquire 100% of the stock of Inmobilaria Plaza Baja California, S.A., a Mexican corporation, including its existing assets, which include 16+ developed acres of ocean front land within the Bajamar resort with plans for 328 vacation ownership (timeshare) units, plus a 26,000 square-foot adjacent commercial building under construction for $13,079,055, payable with notes for $9,079,055 and 1,000,000 Class B Series B Convertible Preferred shares with a value of $4.00 per share. See details for Notes Payable. During the third quarter, the Company paid $200,000 additional as it modified the original contract.

8.  LA PERLA CONDOMINIUMS

In January of 1999, the Company into an acquisition agreement with Valcas Internacional, S.A. to acquire 2+ developed acres of ocean front land within the Bajamar resort, with plans for a 32-unit condominium complex for $6,000,000. The Company paid $1,000,000 in accordance with the new contract for the 32-unit La Perla condominiums to be built and signed notes for an additional $5,000,000, pursuant to a construction contract executed simultaneously.

9.  ACTIVITY LINK, INC.

In January of 1998, TND, through its wholly owned subsidiary, Tri-National Resorts Management, Inc., acquired 100% of Activity Link, Inc., a Nevada corporation, for a combination of $228,000 in CASH PLUS 75,000 shares of restricted Common Stock in TND and a quarterly distribution of profits in the amount of 15% once Activity Link, Inc. has achieved $300,000 in annual net profits and equally thereafter. Activity Link, Inc. owns the proprietary rights to "Activity Link", a reservation system for many different types of tourist activities that will be accessed directly by the concierge desks of major hotels and resorts. The hotels and resorts will be billed for each ticket or reservation paid through Activity Link. The first three beta sites for Activity Link are being prepared for a vacation ownership developer in Hawaii, starting in late 1998. Once beta testing is complete, Activity Link plans to initially target the 500 hotels in Hawaii. In addition, the Company intends to utilize Activity Link for its own vacation ownership and resort properties. As of January 31, 1999, no restricted Common Stock in TND had been issued in connection with this acquisition. On September 3, 1998, the Board of Directors of TND voted to allow Activity Link, Inc. to assume its own identity with its own management, while TND retained an approximately 40% interest. The Board further authorized management, at its discretion, to distribute a percentage of the retained shares in Activity Link to shareholders of TND, after a registration if Activity Link went public.

10. ASSISTED LIVING - YOUNGTOWN

In January of 1998, TND finalized negotiations and executed agreements to purchase its first assisted living facility to be built and delivered, for a combination of $110,000 in cash, 864,500 shares of the Company Class B Series B Convertible Preferred Stock and a new mortgage for a total of $8,140,000. Tri-National, through its majority owned subsidiary, Alpine Gardens East, intends to own and operate this 126-bed assisted living facility in Youngtown, Arizona. This facility is planned to include 40 two-bedroom units, 50 one-bedroom units and 36 units reserved for Alzheimer and Dementia residents. In June of 1998, the Company closed on this property.

11. ASSISTED LIVING - CARLSBAD

In October of 1998, the Company entered into a purchase agreement to acquire 3.66 acres of undeveloped property overlooking the Pacific Ocean in Carlsbad, California for $2,900,000, with a $40,000 down payment at signing. The Company, through its majority owned subsidiary, Alpine Gardens East, intends to develop and operate this 180-bed assisted living facility, with an Alzheimer's care component.

12. ALPINE GARDENS EAST

Alpine Gardens East is a Nevada corporate formed to own and operate assisted living facilities in the southwest United States. As of January 31, 1999, the Company has paid $300,500 for its 75% interest.


13. PLAZA ROSARITO

On November 20, 1998, Tri-National Holdings, S.A. de C.V., a newly formed, wholly-owned Mexican subsidiary, took possession of Plaza San Fernando from Banco Bital with a $1 million cash down payment. Tri-National has renamed this property, Plaza Rosarito. It is located in the heart of Rosarito Beach in Baja California, Mexico. Plaza Rosarito includes 15 acres of undeveloped oceanfront land zoned for a 450-room hotel and convention center and 15 acres of developed land, including 187,500 square feet of existing steel, concrete and marble commercial space, 40 developed residential lots and a 90% complete 36-unit condominium complex.

14. PORTAL DEL MAR CONDOMINIUMS

In February of 1999, Tri-National Holdings, S.A. de C.V., a newly formed, wholly-owned Mexican subsidiary, signed purchase agreements and provided the $100,000 down payment to acquire Portal Del Mar for $1,250,000. Portal Del Mar is a 120-unit, 2 and 3-bedroom condominium development on 6 acres overlooking the Pacific Ocean in Baja California, Mexico, just south of Rosarito Beach. The 120 ocean view condominiums are in various stages of completion, with approximately 46 completed.

15. BANCO ATLANTICO COMMERCIAL BUILDING

In February of 1999, Tri-National Holdings, S.A. de C.V., a newly formed, wholly-owned Mexican subsidiary, signed purchase agreements and provided the $25,000 down payment to acquire Banco Atlantico for $950,000. Banco Atlantico is a 20,000 square foot, 2-story commercial building in the heart of the banking district in Tijuana, Mexico.

16. INTERNATIONAL HEALTH NETWORKS, INC.

International Health Networks, (IHN) is Nevada corporation and a majority-owned subsidiary of the Company. IHN is headed up by three prominent physicians, all of whom are also shareholders of Tri-National, including Dr. Jerry Parker, who is a director of the Company. IHN is a multitude of U.S. medical services designed for Mexico that the Company has envisioned for the past several years as the magnet for the retiree market in Baja California, Mexico.

The primary focus for IHN is a planned medical campus, to be built on Hills of Bajamar property. The medical campus was originally contracted for by IHN in 1997 in an agreement that called for 150 acres at the south end of the property at a price of $25,000 per acre with an option for an additional 100 acres at $60,000 per acre for 3 years. The Company retained the construction rights to build all required facilities on the combined 250 acres and maintain a property management contract. The campus is to include an acute care hospital associated with an recognized U.S. medical provider, a medical school complete with dormitories, class rooms and auditorium, medical exhibition center, R & D facilities for pharmaceutical industry and facilities for long term care combined with anti-aging and wellness programs. This campus is important not only to the region, but to the Company's desire to create a retirement mecca on its properties. With IHN now a majority-owned subsidiary of TND, the original contract is being revised.

18. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

  Furniture and equipment                          $672,679
  Less accumulated depreciation                     (25,478)
                                                   --------
                                                   $647,201
                                                   ========

19.  LOANS PAYABLE-SHORT TERM

During the last twelve months, the Company issued a Private Placement of nine-month Corporate Notes at 10% interest per annum to institutional and accredited investors. The investors principal and interest are bonded by New England Surety Co., for up to $8 million. The primary use of proceeds generated from the $8 million will be used for the construction of the first 41-unit phase of the Players Club at Bajamar vacation ownership (timeshare) complex. The Company has, at its option, the ability to renegotiate for up to an additional $15 million of bonding from New England Surety Co., once the $8 million has been placed, using the first completed 41-unit phase as collateral. The Company intends to repay the principal and interest with cash flow generated from residential lot, condominium and vacation ownership sales. As of January 31, 1999 the Company placed $5,224,881 in Corporate Notes, of which $1.044,880 will be retired in the next 12 months.

20.  LONG-TERM NOTES PAYABLE

Long-term notes payable at January 31, 1999, consisted of the following:

     Note payable to Inmobiliaria Plaza
       Baja California, S.A. de C.V.              $ 5,688,582

     Note payable to Inmobiliaria Plaza
       Baja California, S.A. de C.V.                2,190,473

     Notes payable to Valcas Internacional,
       S.A. de C.V., pursuant to La Perla           5,000,000
       Construction contract

     Corporate Notes payable to accredited
       Investors - 10% per annum                    4,180,000

     Note payable and cash payable to
       DUBSCA upon closing of vacation
       ownership (timeshare) project                1,200,000

     Note payable to North County Bank
       Guaranteed by a stockholder and
       secured by equipment, due in
       monthly installments of $860,
       including interest at 10.5%,
       through October, 2001                           23,975
                                                  -----------
                                                   18,283,030
     Less current portion                         (     8,234)
                                                  -----------
     Long-term debt, net of current portion       $18,274,796
                                                  ===========

Maturities at long-term debt are as follows:

     Period ending
     January 31                                   Amount
     ----------                                   ------

     2000                                           7,608,234
     2001                                           1,409,121
     2002                                           9,265,675
                                                  -----------
                                                  $18,283,030
                                                  -----------

21.  SHARE CAPITAL

The authorized capital of the Company consists of 110,100,000 shares divided into,100,000 Class A Preferred shares with a par value of $1.00 each; 5,500,000 Class B Series A Convertible Preferred shares with a par value of $1.00 each; 4,500,000 Class B Series B Convertible Preferred shares with a par value of $1.00 each, of which 2,364,500 are issued and outstanding; and 100,000,000 common shares without par value, of which 22,625,133 were issued and outstanding at January 31, 1999.

PREFERRED STOCK

CLASS A PREFERRED STOCK:

100,000 Class A Preferred shares authorized with a par value of $1.00 each. No Class A Preferred Shares have been issued.

CLASS B PREFERRED STOCK:

10,000,000 Class B Convertible Preferred shares authorized with a par value of $1.00. The 10,000,000 Class B Convertible Preferred shares are authorized into two different series, 5,500,000 shares of Series A and 4,500,000 Series B.

CLASS B SERIES A PEFERRED STOCK:

No Class B Series A Preferred Shares have been issued.

CLASS B SERIES B PREFERRED STOCK:

The Class B Series B Preferred Shares are priced at $4.00 per share, cumulate at 15.00% annually and are convertible into Common Shares at $3.00 per share once the Common Shares have traded at an average of $5.00 or higher for 30 consecutive trading days. The Class B Series B Convertible Preferred Shares are used for acquisitions only and have no voting rights until converted into Common Stock. As of January 31, 1999, a total of 2,364,500 share of Class B Series B Convertible Preferred Shares were issued for acquisitions as follows:

Shares         Issued TO                          Acquisition
------         ---------                          -----------

  500,000 Pacific Medical International, Inc.     Planificacion y
                                                  Desarrolos Regional
                                                  Jatay, S.A. de C.V. For
                                                  Hills of Bajamar
                                                  property

1,000,000 Valcas International, S.A. de C.V.      Inmobilaria Plaza Baja
                                                  California, S.A. de C.V.
                                                  For Bajamar Plazas
                                                  Resort and Plaza Suite
                                                  Bugambillas

  864,500 Solymar, Inc.                           Assisted Living Property
                                                  In Youngtown, Arizona
COMMON STOCK

The authorized common stock of the Company consists of 100,000,000 shares of Common Stock without par value. At January 31, 1999, there were 22,625,133 shares issued and outstanding.

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

OPTIONS AND WARRANTS

STOCK OPTIONS GRANTED AND EXERCISED DURING THE YEAR:

For the year ending December 1996, 975,000 Employee Stock Options were issued to officers and Directors to purchase Common Stock in the Company at a price of $.25 per share, expiring December 31, 1999. As of January 31, 1999, a total of 875,000 Employee Stock Options were outstanding.

For the year ending December 1997, a total of 1,000,000 Employee Stock Options were issued to officers and directors to purchase Common Stock in the Company at a price of $.50 per share and expiring December 31, 1999. As of January 31, 1999, a total of 1,000 Employee Stock Options had been exercised at $.50 per share, leaving 999,000 outstanding.

For the year ending December 1998, a total of 1,000,000 Employee Stock Options were issued to officers and directors to purchase Common Stock in the Company at a price of $.50 per share and expiring December 31, 1999. As of January 31, 1999, no Employee Stock Options had been exercised at $.50 per share.

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

During the year ended April 30, 1998, the Company carried out a private placement of 1,857,332 units of the Company for gross proceeds of approximately $669,194. Each unit consists of one common share in the capital of the Company and a one year non-transferable share purchase warrant for a term of one year. Each non-transferable share purchase warrant entitles the holder thereof to purchase one common share in the capital of the Company at any time during the year of the term of the warrant at an average price of approximately $.80 per share. As of January 31, 1999, a total of 28,572 warrants had been exercised; 528,158 warrants were outstanding at an average exercise price of $.74 and

943,360 had expired unercised. The shares issued pursuant to this private placement are restricted securities as defined by Rule 144.

RECENT SALE OF SECURITIES

In July of 1998, the Company carried out a single issuer private placement for 500,000 common shares for gross proceeds of $175,000. No warrants were attached to the placement. The shares issued pursuant to this private placement are restricted securities as defined by Rule 144.

In November of 1998, the Company carried out a single issuer private placement for 1,500,000 common shares for gross proceeds of $615,000. No warrants were attached to the placement. The shares issued pursuant to this private placement are restricted securities as defined by Rule 144.

TREASURY STOCK

STOCK FOR LOTS PROGRAM:

During the year end April 30, 1998, the Company carried out a Private Placement to existing shareholders for 4,000 square foot residential lots at the Hills of Bajamar. The cash price per lot was $10,000 and the stock price per lot was 5,000 shares of common stock at a value of $2.00 per share. As of January 31, 1999, 17 shareholders subscribed to the Private Placement for 47 lots, totaling 235,000 shares of Common Stock.

Last year the Company retained FMA International and has just recently completed the master planning for the Hills of Bajamar. Once the engineering for the Hills of Bajamar is completed, which is expected to be by April 30, 1999, a plot selection will be sent out to all of the participants in the Private Placement, on a first-come first-served basis. Once the participants have made a lot selection, their common stock will be canceled and held as treasury stock by the Company.

COMMON STOCK REPURCHASE PROGRAM:

On September 16, 1998, Tri-National announced that the Board of Directors had authorized a Common Stock Repurchase Program for up to approximately $3 million. The $3 million used for the Common Stock Repurchase Program will come from the $5 million award from Chino Valley Bank. Management has never seen litigation as a profit center, hence, any cash awarded from the lawsuit has never been included in the Company's budget for operating capital or acquisitions and development. Management has been given discretion over the timing and amounts of the periodic buybacks, including in advance of receipt of the award. Shares bought back will be held as treasury stock and may be used for general corporate purposes. As of the date of this filing, March 23, 1999, the Company has bought back a total of approximately 3.5 million common shares.

22.  INCOME TAXES

The Company began the year with loss carry forwards from prior years totaling, $413,239. The losses for the last 3 quarters increase the net loss carry forwards to $4,315,698.

23.  LEASES

The Company leases two office facilities in San Diego, California and one in Ensenada, Baja California under operating leases which expire in 1999 and the year 2000, respectively. The leases generally require the Company to pay all maintenance, insurance and property taxes and are subject to certain minimum escalation provisions. The Company also leases autos, equipment and computers.

Future minimum operating lease payments as of January 31, 1999 are as follows:

     1999                               $210,700
     2000                                252,840
                                        --------
                                        $463,540
                                        ========

24.  GREATER SAN DIEGO IMAGING CENTER

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

25.  RELATED PARTY TRANSACTIONS

There were no related party transaction other than the compensation and expense allowance incurred in the ordinary course of business.


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

The initial system design was based on a customized dial-up computer network, which analysis showed would have limited the company's growth rate and potential. After extensive research and meetings with industry consultants including Microsoft engineers, a decision has been made to proceed with an integrated Internet-based architecture, permitting more rapid growth and eventual expansion into the consumer direct market. Based on that decision and its requirement for a more comprehensive system design and architecture, and the concomitant need for additional funding, Tri-National's Board of Directors has decided to pursue a strategy of allowing Activity Network to proceed independently, an approach believed to be in the best interests of both the project and shareholders of Tri-National.

Tri-National will be available to assist in the compilation and filing of Form 15c2-11 for Activity Network, the filing necessary to become publicly traded corporation, if the Company so elects. In addition, Activity Network is in the process of attempting to raise $1 million for working capital and research and development through a private placement at $2.50 per share.

Tri-National will retain a significant stock position in the new public entity. In an effort to enhance shareholder value, the Board of Directors has authorized management, at its discretion, to distribute a percentage of the Activity Network shares to Tri-National shareholders after registration, if it does become publicly traded.

ASSISTED LIVING

Alpine Gardens East is a Nevada corporation created in January 1998 to focus on assisted living for senior citizens. The Company's first project is in Youngtown, Arizona, just north of Phoenix and adjacent to Sun City. This facility will be a 190-bed assisted living and Alzheimer's care facility. The Company closed on the land in June of 1998 and has just recently completed the soil studies to begin construction in early 1999.

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

On November 19, the Company entered into a purchase agreement to secure land and improvements to develop a $22 million mid-rise independent and assisted living complex to be constructed on Cortez Hill at the corner of 8th and Ash Street. The facility, to be known as the Cortez House, would be operated by its subsidiaries Alpine Gardens East, Inc. and Premier Care. Due diligence is continuing. The acquisition and development of the Cortez House is an exciting opportunity to participate in the $3.5 billion San Diego downtown redevelopment, right in our own backyard.

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

BAJAMAR OCEAN FRONT RESORT

Bajamar Ocean Front Resort located in Baja California, Mexico on the Pacific Ocean is the subject of a June 1996 escrow established with Stewart Title Company of Houston, Texas. The escrow was opened with Desarrollos Urbanos Baja California, S.A., which is 1/2 owned by Grupo Situr, S.A., once the largest Mexican resort development-company in Mexico. Subsequent to the opening of the escrow, Grupo Situr's financial problems grew into a national issue and the Mexican government became involved with several banks involved with Grupo Situr in an attempt to work out the overall issues. The property at Bajamar, which is the subject of our contract, is only a small fraction of their the Grupo Situr holdings. However, all contracts and sales were put on hold until a complete workout plan was effected with the banks. Consequently, we have retained our escrow position and patiently waited for the resolve, which we believe to be very close to occurring.

Our escrow includes the existing 27 holes of golf, the existing 81-room hotel, the clubhouse, tennis courts, land and plans for an additional 102-room hotel with conference center, land and plans for an additional 9 holes of golf and approximately 300 acres of developed land for residential housing adjacent to the golf courses. The closing of this escrow is also important to the timeshare/vacation ownership program that is located on land separate from this escrow, however, located within the Bajamar resort. This 328-unit program requires a relationship with the adjacent golf courses and hotel. We have delayed the start of the timeshares in anticipation of our escrow closing and thereby guaranteeing the availability of these amenities.

CITIZENS BUSINESS BANK

Citizens Business Bank and subsequent jury award, On August 14, 1998, Tri-National and its wholly owned subsidiary, MRI Grand Terrace, Inc., appeared in the Superior Court of San Bernardino before the Honorable Barry Plotkin, to hear Chino Valley Bank, now known as Citizens Business Bank (AMEX:CVB), attempt to attack the judgement of approximately $5,000,000 signed by Judge Plotkin on June 3, 1998. Tri-National successfully defeated the bank's motion for a new trial, as well as a motion for the Judge to set aside the jury's verdicts reached on May 7, 1998. In denying Citizens Business Bank's motions, the court upheld the jury's respective verdicts of 12 to 0 and 11 to 1, wherein they found the bank guilty of fraud and negligent misrepresentation in connection with the sale of the Grand Terrace
Retirement Hotel to Tri-National and MRI Grand Terrace, Inc. in 1992.   On
August 17, 1998, the bank posted a $7.5 million bond to start the appeal process. Post judgement interest against the bank continues at the rate of approximately $500,000 per year. Citizens Business Bank has a total net worth of approximately $100 million.

Tri-National's motion for attorney fees and costs was heard and approved on September 25, 1998. On December 3, 1998, the court awarded the Company an additional $185,000. These costs are in addition to the existing
$5,000,000 judgement for punitive and compensatory damages, including pre-trial interest.

If the bank formally begins the appeal process, this would permit Tri-National to cross appeal, allowing Tri-National to present damages that were not recognized by the judge in the first trial. Most importantly, we could present damages of two publicly traded stocks with several million shares outstanding that had stock prices adversely affected. Additional damages could be several million dollars in our favor.

GREATER SAN DIEGO IMAGING CENTER

Greater San Diego Imaging Center is the magnetic resonance imaging ("MRI") facility the Company acquired in 1997. This center has provided services to the San Diego medical community since 1990. From 1997 to 1998, the facility gross increased by over 50% and has increased from 240 patients in the first year to over 1,000 in 1998. The increase is based on aggressive new marketing following the addition of a $75,000 "open gap" upgrade, which allowed the facility to cater to overweight and large patients, as well as, claustrophobic patients that could not tolerate the other closed units in San Diego.

Another public company, First Colonial Ventures, Ltd., had contracted to acquire a 1/3 ownership position in the center for $350,000. However, after paying in excess of $100,000 of the contracted amount, First Colonial defaulted on its contract. The Company noticed them of the default and pursuant to the default provision, terminated their rights and retained the 1/3 ownership position and cash paid to date as liquidated damages.

Greater San Diego Imaging Center is under the direction of its medical director, Jerry J. Parker, M.D..

INTERNATIONAL HEALTH NETWORKS, INC./MRI MEDICAL DIAGNOSTICS,INC.

International Health Networks/MRI Medical Diagnostics, Inc., is the combining of the entire medical campus programs for Mexico that the Company has envisioned for the past several years as the magnet for the retiree market in Baja California, Mexico. As discussed earlier, Ron Hibbard who passed away was also purchasing the shell-company, known as MRI-Medical Diagnostics, Inc., which the company retains an interest in. When Mr. Hibbard died his concept of franchising Alpine Herbs utilizing the MRI-Medical shell died with him. Upon mutual agreement the parties agreed to dissolve the original transaction and return MRI-Medical to its original state. At that time International Health Networks, "IHN", came forward and agreed to merge with MRI-Medical with the intent of utilizing the shell for the medical programs that makes up their company. IHN subsequently decided that the time and energy their management would spend resurrecting MRI Medical could be better spent developing their business plan and executing same. Consequently, they have relinquished their position in MRI Medical and elected to become a subsidiary of TND.

IHN is headed up by three prominent doctors, all of whom are also shareholders of Tri-National, including Dr. Jerry Parker, who is also a director of the Company. The medical campus, intended to be built on Hills of Bajamar property, was originally contracted for by IHN in 1997. The agreement called for 150 acres at the south end of the property at a price of $25,000 per acre with an option for an additional 100 acres at $60,000 per acre for 3 years. The Company retained the construction rights to build all required facilities on the combined 250 acres and maintain a property management contract. The campus is to include an acute care hospital associated with an recognized U.S. medical provider, a medical school complete with dormitories, class rooms and auditorium, medical exhibition center, R & D facilities for pharmaceutical industry and facilities for long term care combined with anti-aging and wellness programs. This campus is important not only to the region, but to the Company's desire to create a retirement mecca on its properties. With IHN now a subsidiary of TND, the original contract is being revised.

NETROM, INC.

Netrom, Inc. is a California publicly traded company that purchased 50 acres of the Hills of Bajamar property in February of 1998 for $3,000,000, which was paid by deliverance of 1,000,000 shares of their convertible preferred stock. In June of 1998, Netrom acquired an additional 200 acres of the Hills of Bajamar property for $4,200,000, which was paid by deliverance of 4,200,000 shares of their common stock.

Netrom and the Company have since entered into a joint venture agreement to develop a family sports destination resort on the Hills of Bajamar. Netrom will contribute the 250 acres recently acquired and the Company will contribute an additional 250 acres thereby creating a potential 500-acre resort. Plans and designs are currently under way by the recently appointed master planner, FMA International, for the facility that should bring major joint venture partners from the sports world. The facility is envisioned to include water sports, board sports, an executive style golf course, race tracks for cars and bikes and its own hotel and spa for a family environment.

PLAZAS RESORT AND COMMERCIAL PROPERTY AT BAJAMAR

Plazas Resort and Commercial Property, is a 328-unit vacation ownership (timeshare) complex and 26,000 square feet of commercial space that will encompass 16+ acres located on the golf course and facing the Pacific Ocean, within the Bajamar resort. While we have been waiting for the above stated escrow to close, work has continued on the plans for the structures, as well as, all of the marketing materials. The Company has also begun accepting preliminary sales of the timeshares, which the Company anticipates will be in great demand, since there is no real competition in the region, certainly not on a golf course and on the ocean only 50 miles from San Diego.

ACQUISITIONS

BANCO ATLANTICO COMMERCIAL BUILDING

In February of 1999, Tri-National Holdings, S.A. de C.V., a newly formed, wholly-owned Mexican subsidiary, signed purchase agreements and provided the $25,000 down payment to acquire Banco Atlantico for $950,000. Banco Atlantico is a 20,000 square foot, 2-story commercial building in the heart of the banking district in Tijuana, Mexico.

LA PERLA CONDOMINIUMS

In January of 1999, the Company into an acquisition agreement with Valcas Internacional, S.A. to acquire 2+ developed acres of ocean front land within the Bajamar resort, with plans for a 32-unit condominium complex for $6,000,000. The Company paid $1,000,000 in accordance with the new contract for the 32-unit La Perla condominiums to be built and signed notes for an additional $5,000,000, pursuant to a construction contract executed simultaneously.

PLAZA ROSARITO

On November 20, 1998, Tri-National Holdings, S.A. de C.V., a newly formed wholly-owned Mexican subsidiary, took possession of Plaza San Fernando from Banco Bital with a $1 million cash down payment. Plaza Rosarito's appraised value is in excess of $33 million. Tri-National has renamed this spectacular property, Plaza Rosarito. It is located in the heart of Rosarito Beach in Baja California, Mexico, minutes from the 20th Century fox film studio where "Titanic" was filmed and down the street from the famous Rosarito Beach Hotel. Plaza Rosarito includes 15 acres of undeveloped oceanfront land zoned for a 450-room hotel and convention center and 15 acres of developed land, including 187,000 square feet of existing steel, concrete and marble commercial space, 40 developed residential lots and a 90% complete 36-unit condominium complex.

The Company will start executing multi-year, triple-net leases from the preliminary commitments for approximately 100,000 square feet of the existing commercial property at up to $2.50 per square foot from large U.S. and Mexican retail operations, which upon full lease up should generate in excess OF $4 million annually and become one of the largest shopping center in Baja California.

PORTAL DEL MAR CONDOMINIUMS

In February of 1999, Tri-National Holdings, S.A. de C.V., a newly formed, wholly-owned Mexican subsidiary, signed purchase agreements and provided the $100,000 down payment to acquire Portal Del Mar for $1,250,000. Portal Del Mar is a 120-unit, 2 and 3-bedroom condominium development on 6 acres overlooking the Pacific Ocean in Baja California, Mexico, just south of Rosarito Beach. The 120 ocean view condominiums are in various stages of completion, with approximately 46 completed. The Company plans to add a clubhouse, 3 tennis courts, 2 pools and a spa. Comparable condominiums located across the road are selling in the $250,000 range, while the Company intends to begin sales under $120,000.

LIQUIDITY AND CAPITAL RESOURCES

New England Surety is a bonding company that is providing nine-month surety bonds to cover principal and interest for lenders that are providing the Company with funds necessary to proceed with the development of the timeshare program, as well as, operational requirements. The program provides a 10% per annum interest rate to the institutional and accredited lenders in addition to up to 20% in costs for the bonds and cost of securing the funding. While this would appear to be expensive, the Company believes it to be a good alternative to the usual private placements that would typically be used to provide these types of funds. If the market price of our stock was at a much higher level then the decision would probably be different. However, for the time being this appears to be a viable and less dilutive approach. The Company has collateralized the first $8 million bond with 187 acres of its Hills of Bajamar property and has also been approved for an additional $15,000,000 bond, subject to collaterilization of the first 41 vacation ownership units (timeshares).

OUTLOOK

Targets and plans include additional acquisitions and development of assisted living facilities in the U.S.; development and sales of a significant number of timeshare units, condominiums, single family homes and residential lots, as well as, lease income from commercial properties in Mexico. This would be in addition to the earnings associated with the existing golf and hotel properties at the Bajamar Resort, which the Company anticipates closing prior to June 30, 1999. We will continue to seek opportunities for growth, which will be announced as consummated.

Our target for attaining a NASDAQ listing continues to be high on our list and we intend to do all necessary to succeed in that effort. The listing brings us up to an entirely different level in the perception of the Company by investors, acquisition candidates, employee candidates and the institutional market at large. This is especially critical when addressing funding sources relative to our major capital requirements for our joint ventures, acquisitions and development or just basic equity versus debt analysis.

The coming year should be the year for the Company's efforts to finally crystallize and reward us all with a sound and growing investment.

SAFE HARBOR STATEMENTS

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

Item 6.   Exhibits and Reports on Form 8-K

(A)  Exhibits
     27.  Financial Data Schedule

(B)  Reports on Form 8-K

     Tri-National Development Corp. filed 2 reports on Form 8-K during the nine months ended January 31, 1999 and are incorporated by reference.

Items 2,3,4 and 5 are not applicable and have been omitted.

SIGNATURES:

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri-National Development Corp.
a Wyoming Corporation


BY:  s/Michael A. Sunstein    DATED: March 22, 1999
     Michael A. Sunstein
     Chief Executive Officer, President
     Director