Form 10KSB40
period 1999-04-30
TRI NATIONAL DEVELOPMENT CORP
filed 1999-08-11
CIK 1034415

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                              FORM 10-KSB


           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES AND EXCHANGE ACT OF 1934


               For the fiscal year ended April 30, 1999

                      Commission File No. 0-29164

                    TRI-NATIONAL DEVELOPMENT CORP.
            (Name of Small Business Issuer in its charter)



            WYOMING                               33-0741573
    (State of Incorporation)                      (I.R.S. ID)


                   480 CAMINO DEL RIO S., SUITE 140
                      SAN DIEGO, CALIFORNIA 92108
        (Address of registrant's principal executive officers)

                            (619) 718-6370
         (Registrant's telephone number, including area code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [x]

As of July 31, 1999, 30,111,978 shares of the registrant's common stock were outstanding. The aggregate market value of the Registrants's free-trading common stock, held by non-affiliates on July 31, 1999 was approximately $23,985,000, based on the closing price of the stock on July 31, 1999.

                    TRI-NATIONAL DEVELOPMENT CORP.

                              FORM 10-KSB
               FOR THE FISCAL YEAR ENDED APRIL 30, 1999

                           TABLE OF CONTENTS



                                                                      PAGE
                                                                      ----


                                 PART I

ITEM 1.        Business  . . . . . . . . . . . . . . . . . . . . . . . .3
ITEM 2.        Properties. . . . . . . . . . . . . . . . . . . . . . . 15
ITEM 3.        Legal Proceedings . . . . . . . . . . . . . . . . . . . 16
ITEM 4.        Submission of Matters to a Vote of Security Holders . . 16




                                 PART II

ITEM 5.        Market for Registrant's Common Stock and Related
               Stockholder Matters . . . . . . . . . . . . . . . . . . 17
ITEM 6.        Management's Discussion and Analysis of Results
               of Operations and Financial Condition . . . . . . . . . 20
ITEM 7.        Financial Statements and Supplementary Data . . . . . . 24
ITEM 8.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosures. . . . . . . . . . 39



                                PART III

ITEM 9.        Directors and Executive Officers of the Registrant. . . 40
ITEM 10.       Executive Compensation. . . . . . . . . . . . . . . . . 43
ITEM 11.       Security Ownership of Certain Beneficial
               Owners and Management . . . . . . . . . . . . . . . . . 44
ITEM 12.       Certain Relationships and Related Transaction . . . . . 44


                                 PART IV

ITEM 13.       Exhibits, Financial Statement Schedules and
               Reports on Form 8-K . . . . . . . . . . . . . . . . . . 45


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 45

                                 PART I

ITEM 1.        BUSINESS

GENERAL

Tri-National Development Corp. is a multi-faceted international real estate development, sales and management company. The Company's development efforts are focused in four major areas: residential development, resort properties, commercial development and assisted living facilities.

The Company's projects include current and planned developments in Canada, Mexico and the United States, with a primary focus on large scale, multi-use projects in Northern Baja California, Mexico. The Company started buying property in 1991 some 50 miles south of the San Diego border, in a region known as the "Gold Coast", the stretch of land in between Tijuana and Ensenada. Since that time, there have been an enormous amount of development in the area, with plans for new marinas, a new international airport, film studios, and numerous commercial and residential complexes proposed, initiated and constructed. As a result, TND's property has seen dramatic appreciation and drawn the Company's focus to this area in Mexico. Since then, the Company has significantly added to its real estate holdings in this region through options and purchases of numerous projects, utilizing its long standing relationships and reputation to purchase quality properties at significant values. This allows the Company to become a major force in the ongoing development of this rapidly growing region.

The Company is also actively pursuing, through a separate division, the development of assisted living facilities, primarily in the S.W. United States, to meet the growing need for well-person care for aging baby boomers. The Company sees significant potential synergy between the Baja developments and the assisted living division as the Company works with strategic partners to bring U.S. quality medical care to Baja, thereby allowing the provision of assisted living facilities at a greatly reduced cost relative to similar U.S. properties.

The Company was founded in 1988 by Michael Sunstein and became a publicly traded Canadian corporation in 1989. Since then, the Company has renounced its original state of incorporation under the laws of the Province of British Columbia, Canada and on February 24, 1997 applied for Certificate of Registration and filed Articles of Continuation in the office of the Secretary of State of Wyoming. The Company is now incorporated under the laws of the state of Wyoming in accordance with W.S. 17-16-1710 without any break in corporate existence and publicly traded on the NASDAQ OTC BB under the symbol "TNAV". The Company maintains its executive offices in San Diego, California at 480 Camino Del Rio S., Suite 140 and its telephone
number is 619-718-6370.   As used herein, the term "TND" or "Company"
refers to Tri-National Development Corp. and its subsidiaries, unless the context indicates otherwise.

BUSINESS STRATEGY

The Company remained tightly focused in 1998 and 1999 on the Company's business strategy to maximize shareholder value, which focuses on three priorities: growth, profitability and liquidity through both domestic and international real estate investments. The Company intends to: (1) purchase and expand Bajamar Ocean Front Hotel and Golf Resort, an existing 27 hole golf course (averaging approximately 4,000 to 5,000 rounds per month), 81 room hotel (averaging 70% occupancy rate) located in Baja California, Mexico, about 50 miles south of San Diego, California; (2) construct and sell 328 ocean view timeshare units, 32 ocean view condominiums and 26,000 square feet of commercial space within the Bajamar Resort; (3) purchase and develop the 2,500 acre Hills of Bajamar commercial, residential and industrial project; (4) expand Plaza Rosarito, an existing 187,500 square foot commercial shopping center, 52 developed residential lots, a 36-unit condominium complex and 15 acres of undeveloped ocean front land zoned for a 450-room hotel and convention center, located in Rosarito Beach, Baja California; (5) expand Portal Del Mar, an existing 126-unit condominium development overlooking the Pacific Ocean; (6) purchase and expand the former Banco Atlantico building, an existing 20,000 square foot, 2-story commercial building, located in the banking district of Tijuana, Mexico; and (7) develop and construct assisted living facilities in the Southwest U.S. and Mexico, starting with our existing projects in Youngtown, Arizona, Carlsbad, California, San Marcos, California, and San Diego, California.

The Company continues to explore opportunities to enter new markets and plans to grow in its existing markets. Growth in, both new and existing markets, are expected to be supplemented by strategic acquisitions from time to time. The Company's business strategy could be materially affected by various risk factors such as changes in general economic conditions either nationally or in the regions in which the Company operates or may commence operations, job growth and employment levels, home mortgage interest rates or consumer confidence, among other things. Nevertheless, the Company remains optimistic about its ability to grow its business in 2000.

LAND ACQUISITION AND DEVELOPMENT

Management believes that its business requires in-depth knowledge of local markets in order to acquire land in desirable locations and on favorable terms, to engage subcontractors, to plan communities keyed to local demand, to anticipate customer tastes and price ranges in specific markets and to assess the regulatory environment. The development process generally consists of three phases: land acquisition; land development; construction and sale or lease. The development cycles vary depending on the extent of the government approvals required, the size of the development, necessary site preparation, weather conditions and marketing results. When feasible, the Company acquires land positions through the use of options. In addition, the Company frequently acquires finished lots, condos and commercial building within its pricing parameters, which reduces the development cycle. In acquiring land, the Company considers such factors as: current market conditions, with an emphasis on the prices of comparable sales and leases, expected sales and lease rates, proximity to metropolitan areas, population, industrial and commercial growth patterns, estimated costs, customer preferences and environmental and regulatory matters. The Company employs standards for assessing all proposed purchases based, in part, upon after tax cash flow and overall return on investment.
Consistent with these standards, the Company seeks to minimize and defer all expenditures for purchases by utilizing options, phasing land purchases and development, and relying upon non-recourse seller financing or third party lenders. In addition, the Company emphasizes pre-sales in virtually all of its developments versus speculative inventory.

The Company acts as the general contractor for its developments and hires subcontractors for all production activities. The use of subcontractors enables the Company to reduce its investment in direct labor costs, equipment and facilities. The Company generally prices product only after if has entered into contracts for the construction with subcontractors, an approach which improves its ability to estimate costs accurately.

SALES

Sales by the Company are generally made pursuant to a standard sales contract, which generally require a customer deposit at the time of execution and an additional payment upon mortgage approval. Subject to particular contract provisions, the Company generally permits customers to cancel their obligations and obtain refunds of their deposits in the event mortgage financing is unobtainable within a specified period of time.

Management believes the Company's current supply of land is sufficient for its reasonably anticipated needs over the next several years, and that it will be able to acquire land on acceptable terms for future developments absent great changes in current land acquisition market conditions. The principal raw materials used in the construction of homes are concrete and forest products.

CURRENT AND PLANNED RESIDENTIAL, RESORT AND COMMERCIAL DEVELOPMENTS

HILLS OF BAJAMAR

The Hills of Bajamar property is a 2,500-acre parcel located in the Municipality of Ensenada, on the Pacific Ocean side of Baja, Mexico, roughly 50 miles south of San Diego, California. The purchase contract completed in 1992 through the Company's wholly-owned Mexican subsidiary, Planificacion Desarollos de

Jatay, S.A. de C.V. ("Planificacion"), provides for an overall purchase price of $6,000,000 for the 2,500 acres ($2,400 per acre or $.60 per sq. meter). In September 1998, the Company, in accordance with its contract, had taken title to an additional 257 acres. This gives the Company title to approximately 500 acres and places the balance of 2,000 acres in trust with Banco Ixe. Title to the 2,000 acres will be released to the Company as annual payments are made to the seller.

To date, the Company has contributed a total of $4,300,000 in cash and stock toward this property and its development. Certified bank appraisals completed in March of 1998 valued the property in excess of $71,000 per acre. The purchase terms were negotiated in 1991 prior to four events: (1) the passage of NAFTA; (2) the liberalization of foreign ownership of land in Mexico; (3) the California Department of Real Estate issuing a decree that the advertisement in California for sale of foreign homes and land is no longer subject to their jurisdiction; and (4) the mega-developments in the area (see below).

The Hills of Bajamar property is located in the region that has become known as "the Gold Coast" because of the current and planned developments. New developments in the region include: (1) access to U.S. title insurance;
(2) access to U.S. mortgage money; (3) a $200 million plan to privatize and expand the port of Ensenada, which is underway and is to include a 70 mile railroad link to the United States, Baja California's first container-handling facility, and a new passenger cruise ship terminal, which is also under construction; (4) a $400 million power plant that will generate 440 megawatts, enough to power one million homes, to be built in the Rosarito and Ensenada area; (5) the possible legislation of casino gaming which would be a tremendous windfall for the Mexican economy and the Baja California coast; (6) construction is under way on Puerto Salina, a reported $150 million, 600-boat marina that is located just one mile north of the Hills of Bajamar or 46 nautical miles south of San Diego; (7) Fox Studios has built a movie studio located on a 150-acre site just north of the Hills of Bajamar with a project cost in excess of $55 million for the filming of the movie, the Titanic. There are several additional movies scheduled for filming at this same studio.

The Company's development focus is the creation of a large-scale world class resort, also encompassing a residential and retirement complex on the combined ultimate 4,000 acres of the Hills of Bajamar and the Bajamar Hotel and Golf Resort. The residential complex will include condominiums, single-family housing, ranchettes and assisted living, located within a 1-hour drive from San Diego, California. The region caters primarily to Southern California travelers already visiting Baja California, and provides an alternative attraction to Palm Springs, Phoenix and Las Vegas. Where these desert communities are only viable six months of the year due to extreme heat in the summer, Baja California offers a year round climate averaging 75 degrees Fahrenheit. Additionally, Baja California offers the amenities available from its oceanfront location including fishing, sailing, swimming, surfing, other water sports, and oceanfront golf, a competitive advantage that desert communities cannot provide.

The residential development will be built around a 150-acre medical campus the Company plans to joint venture with International Health Networks, Inc. on the southwest corner of the Hills of Bajamar property (see below). The medical campus will utilize the lower cost for support available in Mexico, combined with the historic quality of medicine in the United States. The medical campus will also provide services to the 2 million tourists crossing the border each month, including the 500,000 people that cross for work and business, and the 75,000 ex-patriots living in the region who presently must rely on the Mexican health care system, which is designed primarily for Mexican Nationals.

In November of 1998, FMA International, a world-renowned master planner, was retained and recently finished the conceptual drawings for the master plan for the entire 2,500 acres. The zoning has been approved and engineering is expected to be completed by August of 1999 and a construction company has been retained to start cutting the roads, in accordance with the master plan. This allows the Company to launch a 1,100 one-quarter acre residential lot sales program in late 1999. Stewart Title of Houston, Texas will be doing all of the title work for this property. The Company anticipates including the master plan and lot sales on its web site as soon as it is available.

The roads and utilities to the Hills of Bajamar are to be completed by Promar, S.A. de C.V., a Mexican development company, pursuant to a contract and in accordance with the master plan. The Company has been informed that the improvements to the property will be completed by Bechtel Corp., a U.S. company, which also has been contracted by Promar to build a new international airport 7 miles to the southeast of the property. The improvements are to be paid by Promar as an additional cost to the airport. This will significantly enhance the Hills of Bajamar, while allowing Promar access to the airport from the main coast highway by way of a toll road off ramp through a portion of the Hills of Bajamar.

SALES OF PROPERTY AT HILLS OF BAJAMAR

International Health Networks, ("IHN") is Nevada corporation and a majority-owned subsidiary of the Company. IHN is headed up by three prominent physicians, all of whom are also shareholders of Tri-National, including Dr. Jerry Parker, who is a director of the Company. IHN is a multitude of U.S. medical services designed for Mexico that the Company has envisioned for the past several years as the magnet for attracting the retiree market in Baja California, Mexico.

The primary focus for IHN is a planned medical campus, to be built on Hills of Bajamar property. The medical campus was originally contracted for by IHN in 1997 in an agreement that called for 150 acres at the south end of the property at a price of $25,000 per acre with an option for an additional 100 acres at $60,000 per acre for 3 years. The Company retained the construction rights to build all required facilities on the combined 250 acres and maintain a property management contract. The campus is to include an acute care hospital associated with an recognized U.S. medical provider, a medical school complete with dormitories, class rooms and auditorium, medical exhibition center, R & D facilities for pharmaceutical industry and facilities for long-term care combined with anti-aging and wellness programs. This campus is important not only to the region, but to the Company's desire to create a retirement mecca on its properties. With IHN now a majority-owned subsidiary of TND, the original contract is being revised.

In May of 1999, TND received the approvals from the Mexican government for the development of a medical school and a four-year university. The Company had originally planned to build this facility on it's Hills of Bajamar property, however it has redesigned it's concept plans to build the school on the north end of Bajamar upon closing of escrow.

In February of 1998, TND signed an agreement with Netrom, Inc. (OTC BB:NRMM) of San Diego, California to sell 50 acres of its Hills of Bajamar property for $60,000 per acre for 1 million shares of Netrom's Convertible Preferred Stock, at a value of $3.00 per share, plus a construction and multi-year management contract. NetRom, Inc., a developer of action sports CD-Rom and interactive internet programming, has begun the pre-planning stages with the intent to develop the site as a post-production multimedia studio, with additional rights to use the site for Action Sports events.

In June of 1998, TND signed an agreement with Taig Ventures, Inc., a Utah corporation, to sell 50 acres of its Hills of Bajamar property at $60,000 per acre for 3,000,000 shares of Taig's Convertible Preferred Stock, at a value of $1.00 per share, plus a construction and multi-year management contract. Taig Ventures, Inc., a telecommunications company that services emerging markets, is based and has operations in Vancouver, B.C.. Taig has begun the pre-planning stages to develop infrastructure on the site to offer local and long distance telephone service, cable TV, cellular and internet access to Baja California. Taig's entry to this region follows on the privatization of Mexico's telecommunication services and a proposed border-free telecommunications zone between San Diego and Tijuana by the San Diego based International Communications Council.

PLAZAS RESORT AND COMMERCIAL PROPERTY

Plazas Resort and Commercial Property, is a planned 328-unit vacation ownership (timeshare) complex and 26,000 square feet of commercial space, already under construction, that will encompass 14+ acres located on the golf course and facing the Pacific Ocean, within the Bajamar resort. While we have been waiting for the June 1996 escrow to close on the Bajamar Resort (see below), work has continued on the plans for the structures, as well as, all of the marketing materials. The Company has also begun accepting preliminary sales of the timeshares, which the Company anticipates will be in great demand, since there is no real competition in the region, certainly not on a golf course and on the ocean only 50 miles from San Diego. To date, the Company has contributed in excess of $4,200,000 in cash and stock toward the Plazas Resort and over $1,000,000 toward the commercial space (see "Notes to the Financial Statements").

LA PERLA

In January of 1999, the Company entered into an acquisition agreement with Valcas Internacional, S.A. to acquire 2+ developed acres of ocean front land within the Bajamar resort, with plans for a 32-unit condominium complex for $5,000,000. The Company paid $1,000,000 in accordance with the new contract for the 32-unit La Perla condominiums to be built and signed notes for an additional $4,000,000, pursuant to a construction contract executed simultaneously. The Company launched a full sales program in May
31, 1999 and pre-sold all 32 units with deposits.   The Company expects to
have construction financing in place and start construction on the units by September 30, 1999.

BAJAMAR OCEAN FRONT HOTEL AND GOLF RESORT

Bajamar Ocean Front Resort located in Baja California, Mexico on the Pacific Ocean roughly 50 miles south of the San Diego border is the subject of a June 1996 escrow established with Stewart Title Company of Houston, Texas. The escrow was opened with Desarrollos Urbanos Baja California, S.A., which is 1/2 owned by Grupo Situr, S.A., once the largest Mexican resort development-company in Mexico. Subsequent to the opening of the escrow, Grupo Situr's financial problems grew into a national issue and the Mexican government became involved with several banks involved with Grupo Situr in an attempt to work out the overall issues. The property at Bajamar, which is the subject of our contract, is only a small fraction of the Grupo Situr holdings. However, all contracts and sales were put on hold until a complete workout plan was effected with the banks. Consequently, we have retained our escrow position and patiently waited for the resolve, which we believe to be very close to occurring.

Our escrow includes the existing 27 holes of golf, the existing 81-room hotel, the clubhouse, tennis courts, land and plans for an additional 102-room hotel with conference center, land and plans for an additional 9 holes of golf and approximately 300 acres of developed land for residential housing adjacent to the golf courses. The closing of this escrow is also important to the timeshare and fractional ownership program that is located on land separate from this escrow (see above, however, located within the Bajamar resort. Both the timeshare and fractional ownership programs will benefit from a relationship with the adjacent golf courses and hotel. We had previously delayed the start of these programs in anticipation of our escrow closing and thereby guaranteeing the availability of these amenities.

PORTAL DEL MAR

In February of 1999, Tri-National Portal, S.A. de C.V., a wholly-owned
Mexican subsidiary of Tri-National Development Corp., signed purchase agreements and provided the $100,000 down payment to acquire Portal Del Mar for $1,250,000. Portal Del Mar is a 126-unit, 2 and 3-bedroom condominium development on 6 acres overlooking the Pacific Ocean in Baja California, Mexico, just south of Rosarito Beach. The 126 ocean view condominiums are in various stages of completion, with approximately 46 completed. The
Company plans to add a clubhouse, 3 tennis courts, 2 pools and a spa with beach access and palapas. Each condo completed is intended to include solid wood doors with electronic entry card, tile floors throughout, floor to ceiling sliding glass door that give way to an oversize terrace with ocean views, full kitchen cable TV, VCR, phone, fireplace and all fully furnished. Comparable condominiums located across the road are selling in the $250,000 range. The Company closed on this property in June of 1999 and intends to initially begin timeshare sales in late 1999 at $5,000 per week.

PLAZA ROSARITO

On November 20, 1998, Tri-National Holdings, S.A. de C.V., a wholly-owned Mexican subsidiary, purchased the Plaza San Fernando from Banco Bital with a $1 million cash down payment. In July of 1999, Capital Trust, Inc. of New York, the Company Investment Banker, provided the remaining $8 million necessary to close and complete the escrow and will maintain a participation in the project. Plaza San Fernando's appraised value is in excess of $33 million. Tri-National has renamed this property, Plaza Rosarito. It is located in the heart of Rosarito Beach in Baja California, Mexico, minutes from the 20th Century fox film studio where "Titanic" was filmed and down the street from the famous Rosarito Beach Hotel. Plaza Rosarito includes 15 acres of undeveloped oceanfront land zoned for a 450-room hotel and convention center that is already approved for a $38 million construction loan from Fonatur, the tourism arm of the Mexican government, and 18 acres of developed land, including 187,500 square feet of existing steel, concrete and marble commercial space, 52 developed residential lots and a 80% complete 36-unit condominium complex.

The Company has initial plans and will start to execute multi-year, triple-net leases from established preliminary commitments for approximately 100,000 square feet of the existing commercial property at up to $2.50 per square foot per month from U.S. and Mexican retail operations, consistent with comparable lease rates in the area, which upon full lease up should generate in excess of $4 million annually and become one of the most significant shopping centers in Baja California.

ASSISTED LIVING

Alpine Gardens East (AGE) is a Nevada corporation created in January 1998 to focus on assisted living for senior citizens. Tri-National acquired 75% of this corporation for a combination of cash and preferred stock. Tri-National's objective is to provide high quality assisted living services to senior housing residents in a cost-effective manner through AGE. AGE assisted living facilities are expected to combine housing, minimum health care and personal support for elderly residents who need assistance with certain activities of daily living, without the need of a complete nursing facility.

In June of 1998, the Company closed on the 5.5 acre developed parcel for its first assisted living project in Youngtown, Arizona, just north of Phoenix and adjacent to Sun City. The Company has offered for sale 126 condominiums, for investment and senior housing at Youngtown. The Company subsequently announced that it has already received in excess of 200 reservations to buy the 126 condominiums at a price of $197,500 each. This facility is expected to be built and delivered for under $14,000,000 and will be available for move-in in early 2000. To date, the Company has contributed over $4,000,000 in cash and stock to this project and in July of 1999 the Company received a commitment for $10,500,000 in construction financing from Del Mar Mortgage. A formal ground breaking took place with the Mayor of Youngtown and the Company just recently finished construction on two models. The total retail value of this project is in excess of $24,000,000. AGE will operate this 126-unit assisted living facility. The facility includes a 36-unit Alzheimer's and Dementia component, which will be overseen by fellow-shareholder, Dr. Javaid Sheikh, a world-renowned expert on geriatrics and currently Associate Professor of Psychiatry at Stanford University.

On November 3, 1998, the Company executed contracts and provided the $60,000 down payment to acquire 3.66 acres of undeveloped property overlooking the Pacific Ocean in Carlsbad, California for $2.9 million. The Company plans to develop a 180-bed assisted living facility with an Alzheimer's care component. The Company expects to close on this property and start construction in late 1999.

In April of 1999, the Company acquired 2.39 acres of undeveloped property in San Marcos, California, currently valued at $1,600,000. The Company plans to develop a 60-unit Alzheimer's care facility. The Company expects to start construction on this property in late 1999.

RECENT DEVELOPMENTS

PROTEXA

In January of 1999, the Company announced that it entered into a Letter of Intent with Groupo Protexa of Monterrey, Mexico to form a joint venture for the development and operation of up to 50 Circle K convenience stores in Baja, California, Mexico.

Groupo Protexa was founded in 1945 and now operates 38 different Mexican and International companies throughout six divisions, Industrial Construction, Air Transportation, Environment, Food Products, Services and Real Estate. Protexa operates in more than 35 cities throughout Mexico and 10 countries around the globe, employing more than 10,000 people.

Protexa now owns or franchises nearly 100 Circle K convenience stores throughout the Republic of Mexico and plans to fully develop this well established international brand throughout Mexico. Under the agreement with Tri-National, Protexa will operate 50 Circle K convenience stores developed and owned by Tri-National, with the first store planned in Tri-National's Plaza Rosarito in Rosarito Beach, Baja California, Mexico.

FORMER BANCO ATLANTICO BUILDING

In March of 1999, Tri-National Holdings, S.A. de C.V., a wholly-owned Mexican subsidiary, signed purchase agreements and provided the $25,000 down payment to acquire the fomer Banco Atlantico building for $950,000. This building is a 20,000 square foot, 2-story commercial building in the heart of the banking district in Tijuana, Mexico and across the street from the Plaza Rio Tijuana shopping center. The Company has entered into discussions with a tenant to lease the entire building and provide their own improvements. The Company expects to close on this property by August 31, 1999.

LA PAZ HOTEL

In June of 1999, Tri-National La Paz, S.A. de C.V., a wholly-owned Mexican subsidiary, signed purchase agreements and provided the $100,000 down payment to acquire an existing 250-room mid-rise hotel with a 18-hole golf course on the beach overlooking the Sea of Cortez, approximately 30 miles outside of Los Cabos, for $6,400,000. The Company has entered into negotiations with a European resort management company to operate this property with a guaranteed occupancy rate year round. The Company expects to close on this property by October 31, 1999.

STRIP MALL IN TIJUANA

In June of 1999, Tri-National Tijuana, S.A. de C.V., a wholly-owned Mexican subsidiary, signed purchase agreements and provided the $25,000 down payment to acquire an existing roughly 15,000 square foot single story commercial center adjacent to Plaza Rio Tijuana Shopping Center in Tijuana, Mexico for $550,000. The Company has entered into negotiations with a tenant to lease the entire building and utilize the existing tenant improvements. The Company expects to close on this property by September 30, 1999.

HILLS OF BAJAMAR

In July of 1999, Planificacion Desarollos de Jatay, S.A. de C.V., a wholly-owned Mexican subsidiary, signed purchase agreements to acquire an additional 400 acres of undeveloped land adjacent to its Hills of Bajamar property for $6,000 per acre. The 400 acres lie in between the toll road and the entrance to the Hills of Bajamar property.

TEMECULA RETIREMENT CAMPUS

In August of 1999, the Company signed contracts to acquire 22.68 acres of developed land in Temecula, California with the business plan, drawings, permits, approvals and zoning for a retirement and assisted living campus, which upon full build out is in excess of $50,000,000. The Company expects to close on this property and start construction in late 1999.

TRI-NATIONAL MORTGAGE COMPANY

In August of 1999, the Company formed a wholly-owned Nevada corporation to arrange financing for prospective customers to facilitate sales of residential lots, condominiums, single family homes and timeshare sales. Management believes that the ability to offer customers financing on firm, competitive terms as a part of the sales process is an important factor in completing sales. Not only does this facilitate sales, but the mortgages earn income while enhancing the balance sheet. The principal sources of income for this subsidiary are: (1) interest income earned on mortgage loans (2) net gains from the sale of loans, if sold and (3) loan servicing fees.

CITIZENS BUSINESS BANK LAWSUIT AND SUBSEQUENT $5 MILLION AWARD

On August 14, 1998, Tri-National and its wholly owned subsidiary, MRI Grand Terrace, Inc., appeared in the Superior Court of San Bernardino before the Honorable Barry Plotkin, to hear Chino Valley Bank, now known as Citizens Business Bank (AMEX:CVB), attempt to attack the judgement of approximately $5,000,000 signed by Judge Plotkin on June 3, 1998. Tri-National successfully defeated the bank's motion for a new trial, as well as a motion for the Judge to set aside the jury's verdicts reached on May 7, 1998. In denying Citizens Business Bank's motions, the court upheld the jury's respective verdicts of 12 to 0 and 11 to 1, wherein they found the bank guilty of fraud and negligent misrepresentation in connection with the sale of the Grand Terrace Retirement Hotel to Tri-National and MRI Grand
Terrace, Inc. in 1992.   On August 17, 1998, the bank posted a $7.5 million
bond to allow time to decide whether or not to start the appeal process. Post judgement interest against the bank continues at the rate of approximately $500,000 per year. Citizens Business Bank has a total net worth of approximately $100 million.

Additionally, Tri-National's motion for attorney fees and costs was heard and approved on September 25, 1998. On December 3, 1998, the court awarded the Company an additional $185,000. These costs are in addition to the existing $5,000,000 judgement for punitive and compensatory damages, including pre-trial interest.

The bank has filed its appeal on June 16, 1999. This now gives Tri-National the right to cross appeal on the basis of the additional damages we believed we could show. However, we decided not exercise this right and possibly open the door for the Appellate Court to return us to court to evaluate those damages. Instead, we will merely file our answer their appeal by September 16, 1999 and let the Appellate Court proceed.

ACTIVITY LINK, INC.

In January of 1998, TND, through its wholly owned subsidiary, Tri-National Resorts Management, Inc., acquired 85% of Activity Link, Inc., a Nevada corporation, for a combination of $228,000 in cash and 75,000 shares of restricted Common Stock in TND and a quarterly distribution of profits in the amount of 15%, once Activity Link, Inc. achieved $300,000 in net profits. Activity Link, Inc. owned the proprietary rights to "Activity Link", a reservation system for many different types of tourist activities that was planned to access directly the concierge desks of major hotels and resorts. The hotels and resorts were to be billed for each ticket or reservation paid through Activity Link. Three beta sites for Activity Link were being prepared for a vacation ownership developer in Hawaii, starting in late 1998.

As previously announced, the Company reduced its position in Activity Link to allow the pursuit of outside financing to successfully launch the project. When raising sufficient amounts of outside capital proved more difficult than originally planned, it became apparent that the Company's capital would still be required to move the project forward. Management made the decision that its time, effort and resources could better serve the shareholders in its real estate projects, choosing to stay tightly focuses

As of April 30, 1999, no restricted Common Stock in TND had been issued and a total of $110,000 had been invested in connection with this acquisition. The Company has written this investment off to $0.

COMMON STOCK REPURCHASE PROGRAM

On September 16, 1998, Tri-National announced that the Board of Directors had authorized a Common Stock Repurchase Program for up to approximately $3 million. The $3 million used for the Common Stock Repurchase Program could come from the $5 million award from Citizens Business Bank. Management has never seen litigation as a profit center, hence, any cash awarded from the lawsuit has never been included in the Company's budget for operating capital or acquisitions and development. Management has been given discretion over the timing and amounts of the periodic buybacks, including in advance of receipt of the award. Shares bought back will be held as treasury stock and may be used for general corporate purposes.

As of the date of this filing, the Company has bought back a total of approximately 3.5 million free trading common shares.

WEB SITE

In June of 1999, the Company re-launched its web site, www.tri-national.com. Further the Company retained Netrom, Inc., a provider of multi-media technology, to enhance the Company's existing web-site to include state-of-the-art interactive 3-D and virtual reality multimedia technology to sell the Company's real estate projects on the world wide web. Visitors to the new site can not only download the Company's financial information, shareholder letters and press releases, but can also view the Company's growing number of projects in Arizona, California and Northern Baja California, Mexico from almost anywhere on the planet. This new web site is an incredibly powerful tool that will enable the Company to sell condos, single-family homes, residential lots and fractional ownership units, as well as, exposure for the leasing of our commercial properties to virtually anyone in the world. This not only increases our exposure for sales, but also cuts our sales and marketing costs tremendously.

RADIO SHOW

The Company is engaged in presentations on the financial news program, Winning on Wall St. with Mark Mandell. The program is being aired in Boston, Chicago, Denver, Florida, Knoxville, Las Vegas, New York, Palm Beach, Phoenix, Portland and San Francisco two to three times per week. This program gives the Company exposure to potential home buyers and shareholders.

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

The Company has executed numerous contracts for, among other things, acquisition and development of real estate projects. Certain risks are inherent with the implementation of the Company's business strategy. These risks include, but are not limited to, access to capital necessary for acquisition and development, the Company's ability to sustain and manage growth, governmental regulation, competition and risks common to the real estate development industry.

CAPITAL REQUIREMENTS

To implement its business strategy, the Company intends to initially fund acquisitions, development and general working capital by issuing a Private Placement of nine-month Corporate Notes at 10% interest per annum to institutional and accredited investors. The investors principal and interest are guaranteed by the Company and further bonded by New England Surety Co., for up to $8 million. The Company collateralized the $8 million in bonding from New England Surety Co. with 187 acres of its Hills of Bajamar property. The

Company has, at its option, the ability to renegotiate for up to an additional $15 million of bonding from New England Surety Co., once the $8 million has been placed, using additional collateral. The Company intends to repay the principal and interest with cash flow generated from leases and sales of residential lots, condominiums, single family homes and timeshares. As of April 30, 1999 the Company placed $7,424,254 in Corporate Notes.

In addition to the Corporate Notes, the Company is seeking joint venture partners, such as Capital Trust, Inc. of New York, to finance several projects, including the Bajamar Hotel and Golf Resort, the Hills of Bajamar properties and La Paz.

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

VACATION OWNERSHIP (TIMESHARE)

Resort timesharing has existed in Mexico since the early 1970's. During the past few years, timesharing has been on of the fastest-growing vacation and real estate industries in the country. On a worldwide basis, it is estimated that over 3.75 million households own timesharing in more than 5,000 timeshare projects. It also estimated that worldwide sales volume in the timeshare industry in 1998 was close to $6 billion.

There are 273 timeshare projects in Mexico, which is about six percent of the world's total. The timeshare projects are located in Cancun (44), Puerto Vallarta (42), Acapulco (30), Mazatlan (78), Los Cabos (24), Ixtapa
(19), Manzanillo (14), Cozumel (5), Huatulco (4) and elsewhere around the country (63). About 21.5 percent of all overnight accommodations in the nine major coastal resort destinations of Mexico are timeshare units, including 40.1 percent in Puerto Vallarta.

On a historical basis, more than $6 billion of timeshare inventory has been sold in Mexico. This involves 795,300 intervals being sold to 568,100 customers, including 233,500 Mexican residents and 334,600 international consumers. Some 82 percent of the international buyers live in the United States. The 568,100 owners represent about 16 percent of the world's total. About $808 million of timesharing, about 15 percent of the world's total was sold in Mexico in 1997.

This contributes significantly to Mexico's economy. In 1997, the year-round occupancy rate in built timeshare projects was about 76.5 percent, compared to about 56.5 percent in the hotel industry. The average timeshare-vacationing party spends 9.4 nights while on their timeshare vacation, including occupancy of their timeshare unit and other forms of overnight accommodation. The average visitor party is 3.8 persons. These figures mean that the timeshare industry annually generates almost 27 million visitor days in Mexico with over $7 billion in expenditures, creates directly and indirectly 94,000 jobs and about $900 million in payroll.

There are three vacation ownership properties to compete with in Baja California, Mexico; the Rosarito Beach Hotel, the Grand Baja Club and Hussongs Vacation Club in Ensenada, none of which are located on or near a golf course. However, the U.S. competition is the Four Seasons at Aviara and Grand Pacific Resorts in Carlsbad, California, the Winner's Circle in Del Mar, California, Pacific Monarch Resorts in Laguna Hills, California and the Marriott in Palm Desert, California all at least a 1-3 hour drive from the Players Club at Bajamar.

The majority of timeshare owners in Mexico are upper-middle income households. Most are between 40 and 60 years of age, college graduates and married households. The median income of U.S. owners in Mexico is more than $68,000. Almost one-third have incomes over $100,000.

ASSISTED LIVING

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

MANAGEMENT OF GROWTH

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

EXTERNAL GROWTH

In line with its business strategy, the Company has entered into, and will continue to enter into, a number of agreements to acquire properties for development. There can be no assurance that one or more of such acquisitions will be completed or that the Company will be able to find additional suitable properties to continue a steady rate of growth. There can be no assurance that suitable properties will be available for future acquisition and development at prices attractive to the Company. The acquisition and development of properties are subject to a number of risks, many of which are outside the Company's control. There can be no assurance that the Company will be able to complete its planned facilities in the manner, for the amount or in the time frame currently anticipated. Delays in the progress or completion of development projects could affect the Company's ability to generate revenue or to recognize revenue when anticipated.

DEVELOPMENT AND CONSTRUCTION RISKS

As part of its business strategy during the next few years, the Company plans to develop a number of assisted living, resort, commercial and residential properties. The Company's ability to achieve its development plans will depend upon a variety of factors, many of which are beyond the Company's control. The successful development of additional properties involves a number of risks, including the possibility that the Company may be unable to locate suitable sites at acceptable prices or may be unable to obtain, or may experience delays in obtaining, necessary zoning, land use, building, occupancy, licensing and other required governmental permits and authorizations. Development schedules may be changed by the Company in order to accommodate requirements of staffing of new projects and to allow a phase-in of start-up losses inherent in the marketing and lease-up of new facilities. Certain construction risks are beyond the Company's control, including strikes, adverse weather, natural disasters, supply of materials and labor, and other unknown contingencies which could cause the cost of construction to exceed estimates. If construction is not commenced or completed, or if there are unpaid subcontractors or suppliers, or if required occupancy permits are not issued in a timely manner, cash flow could be significantly reduced. In addition, any property in construction carries with it its own risks such as construction defects, cost overruns, adverse weather conditions, the discovery of geological or environmental hazards on the property and changes in zoning restrictions or the method of applying such zoning restrictions. The nature of licenses and approvals necessary for development and construction, and the timing and likelihood for obtaining them vary widely from country to country, state to state, and from community to community within a state.

REGULATION AND ENVIRONMENTAL

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

ASSISTED LIVING

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

VOLATILITY OF STOCK PRICE

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

CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS

As of April 30, 1999, the Company's Directors and executive officers and their affiliates beneficially owned approximately 18.84% of the Company's outstanding shares of Common Stock (exclusive of unexercised options to purchase shares of Common Stock). See Item 12 "Security Ownership of Certain Beneficial Owners and Management." As a result, these stockholders, acting together, would be able to significantly influence many matters requiring approval by the stockholders of the Company, including the election of Directors. These shares are available for sale in accordance with Rule 144. Rule 144 provides, in essence, that a shareholder who is an affiliate of the Company, after holding restricted securities for a period of one year, may every three months, sell them in an unsolicited brokerage transaction in an amount equal to 1% of the Company's outstanding common shares, or the average weekly trading volume, if any, during the four weeks preceding the sale. Non-affiliated shareholders holding restricted securities are not subject to the 1% limitation and may sell unlimited amounts of shares they own, under certain circumstances, after a one year holding period. If a substantial part of the shares, which can be sold were so sold, the price of the Company's common shares might be adversely affected.

EMPLOYEES

As of April 30, 1999, the Company and its subsidiaries employed 16 people on a full-time basis and 3 on a part-time basis. The Company's success is highly dependent on its ability to attract and retain qualified employees. To date, the Company believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be successful in the future. The Company believes relations with its employees are excellent. No employees are represented by collective bargaining agreements.

ITEM 2.        PROPERTIES

LEASES

The Company leases two office facilities in San Diego, California and one in Ensenada, Baja California under operating leases which expire in 1999 and the year 2000, respectively. The leases generally require the Company to pay all maintenance, insurance and property taxes and are subject to certain minimum escalation provisions.

The Company plans to maintain additional operations in Rosarito Beach, Baja California at the Plaza Rosarito site, which the Company owns (see below).

The Company believes that such properties, including the equipment located therein, are suitable and adequate to meet the requirements of its businesses.

U.S. PROPERTIES

The Company owns approximately 5.5 acres of developed land in Youngtown, Arizona for the construction of a 126-unit assisted living and Alzheimer's care facility.

The Company owns approximately 2.39 acres of developed land in San Marcos, California for the construction of a 60-unit Alzheimer's care facility.

MEXICAN PROPERTIES

The Company owns, through its wholly-owned Mexican subsidiary, Planificacion Desarollos de Jatay, S.A. de C.V. ("Planificacion"), 494 acres of undeveloped land, known as the Hills of Bajamar. The Hills of Bajamar is an approximate 1,000 hectare (roughly 2,500 acre) parcel of real property located in the Municipality of Ensenada, on the Pacific Ocean side of Baja, Mexico, 50 miles south of San Diego, California. Planificacion has a land purchase contract which provides for an overall purchase price of $6,000,000 for the 2,500 acres ($2,400 per acre or $.60 per sq. meter).
The terms for the remaining balance of $4,800,000 are $600,000 per year for 8 years.

The Company owns, through its wholly-owned Mexican corporation, Planificacion Desarollos de Jatay, S.A. de C.V. ("Planificacion") 16 acres of developed land at the Bajamar Hotel and Golf Resort for the construction of a 328-unit vacation ownership complex, 26,000 square foot commercial building and a 32-unit condominium complex. The Bajamar Hotel and Golf Resort is location directly across the highway from the Hills of Bajamar.

The Company owns, through its wholly-owned Mexican subsidiary Tri-National Portal, S.A. de C.V., a 126-unit condominium project known as, Portal Del Mar. Portal Del Mar is situated on 6 acres overlooking the Pacific Ocean outside of Rosarito Beach in Baja California, Mexico.

The Company owns 65%, through its wholly-owned Mexican subsidiary Tri-National Holdings, S.A. de C.V., Plaza Rosarito. Plaza Rosarito includes 15 acres of undeveloped oceanfront land zoned for a 450-room hotel and convention center that is already approved for a $38 million construction loan from Fonatur, the tourism arm of the Mexican government, and 15 acres of developed land, including 187,500 square feet of existing steel, concrete and marble commercial space, 52 developed residential lots and a 80% complete 36-unit condominium complex. The other 35% ownership in this property is made of up the Company's Mexican partners and investment banker, Capital Trust, Inc. of New York.

The Company uses U.S. title insurance for all its U.S. and Mexican properties, primarily Stewart Title in Houston, Texas.

ITEM 3.        LEGAL PROCEEDINGS

The only legal proceeding the Company is involved with is as a plaintiff against Citizens Business Bank. The legal proceeding is detailed above in
Item 1 - Business, "Litigation Against Citizens Business Bank".

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                 PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
               MATTERS

Until March of 1994, the Company's Common Stock was traded on the Vancouver Stock Exchange. In January of 1996, the Company filed for a voluntary delisting from the Vancouver Stock Exchange and activated its symbol, TNAV, on the NASDAQ OTC BB. The following table sets forth the trading history on the NASDAQ OTC BB:

1996 QUARTER               HIGH BID     LOW BID     HIGH ASK     LOW ASK
------------------------------------------------------------------------


First (1/1 - 3/30)          $0.3125    $0.21875     $0.37500    $0.25000
Second (4/1 - 6/30)          0.3125     0.21875      0.37500     0.25000
Third (7/1 - 9/30)           0.3125     0.12500      0.43750     0.31250
Fourth (10/1 - 12/31)        0.3125     0.25000      0.43750     0.28125

1997 QUARTER
------------

First (1/1 - 3/30)         $0.34375    $0.18750     $0.50000    $0.25000
Second (4/1 - 6/30)         0.37500     0.20000      0.43750     0.25000
Third (7/1 - 9/30)          0.87500     0.10000      1.00000     0.18750
Fourth (10/1 - 12/31)       1.00000     0.37500      1.03125     0.59375

1998 QUARTER
------------

First (1/1 - 3/30)         $0.62500    $0.25000     $0.68750    $0.28125
Second (4/1 - 6/30)         0.68750     0.25000      0.78000     0.34375
Third (7/1 - 9/30)          0.57000     0.31250      0.60000     0.37000
Fourth (10/1 - 12/31)       0.70000     0.43000      0.71875     0.46000

1999 QUARTER
------------

First (1/1 - 3/30)         $1.00000    $0.62500     $1.03130    $0.68750
Second (4/1-6/30)           1.00000     0.62500      1.06250     0.68750

COMMON STOCK

The authorized Common Stock of the Company consists of 100,000,000 shares of Common Stock without par value. At April 30, 1999, there were 25,861,978 shares issued and outstanding.

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

HOLDERS

As of April 30, 1999, there were approximately 900 registered holders of the Company's Common Stock.

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

Once the master plan for the Hills of Bajamar is completed, a plot selection will be sent out to all of the participants in the Private Placement, on a first-come first-served basis. Once the participants have made a lot selection, their Common Stock will be cancelled. The Company is also planning a Phase II with terms and conditions to be announced.

STOCK ISSUED FOR SERVICES

In an effort to preserve cash, the Company issued a total of approximately
2.5 million shares of Common Stock in the Company for services for the year end April 30, 1999. Services included full-time and part-time employees, outside consultants, marketing, architects and master planners, accounting and legal services, web site design and internet marketing.

STOCK ISSUED TO CAPITAL TRUST, INC.

A total of 3,500,000 restricted common shares were issued to Capital Trust, Inc. of New York, in connection with the $8 million loan for the closing of Plaza Rosarito. The 3,500,000 common shares will be canceled upon repayment of the loan.

ESCROW SHARES

In April of 1998, 749,483 Escrow Shares held by the Company's transfer agent, Montreal Trust, were cancelled, thereby reducing the total issued and outstanding by 749,483 shares. The Escrow Shares were issued in 1988 as Performance Shares, pursuant to Canadian law.

COMMON STOCK REPURCHASE PROGRAM

On September 16, 1998, Tri-National announced that the Board of Directors had authorized a Common Stock Repurchase Program for up to approximately $3 million. The $3 million used for the Common Stock Repurchase Program could come from the $5 million award from Citizens Business Bank. Management has never seen litigation as a profit center, hence, any cash awarded from the lawsuit has never been included in the Company's budget for operating capital or acquisitions and development. Management has been given discretion over the timing and amounts of the periodic buybacks, including in advance of receipt of the award. Shares bought back will be held as treasury stock and may be used for general corporate purposes. As of the date of this filing, the Company has bought back a total of approximately 5 million free trading common shares.

STOCK OPTIONS GRANTED AND EXERCISED DURING THE YEAR

In December of 1996, 975,000 Employee Stock Options were issued to officers and directors to purchase Common Stock in the Company at a price of $.25 per share, expiring December 31, 1999. For the twelve months ended April
30, 1998, 100,000 Employee Stock Options had been exercised at $.25 per share.

For the year ended April 30, 1997 a total of 1,000,000 Employee Stock Options were issued to officers and directors to purchase Common Stock in the Company at a price of $.50 per share and expiring December 31, 1999. For the twelve months ended April 30, 1998, no Employee Stock Options had been exercised at $.50 per share.

For the year ended April 30, 1998 a total of 1,000,000 Employee Stock Options were issued to officers and directors to purchase Common Stock in the Company at a price of $.50 per share and expiring December 31, 2000. For the twelve months ended April 30, 1998, no Employee Stock Options had been exercised at $.50 per share.

WARRANTS GRANTED AND EXERCISED DURING THE YEAR

In 1996, the Company carried out a private placement of 1,945,741 units of the Company at a price of $0.285 per unit for gross proceeds of $521,971. Each unit consists of one common share in the capital of the Company and a two year non-transferable share purchase warrant. Each non-transferable share purchase warrant entitles the holder thereof to purchase one common share in the capital of the Company at any time during the first six months of the term of the warrant at a price of $0.285, at any time during the second six months of the term of the warrant at a price of $0.40, at any time during the third sixmonths of the term of the warrant at a price of $0.55 or at any time during the final six months of the term of the warrant at a price of $0.75. The term of the warrant commenced on the October 30, 1996 and expired on October 30, 1999. As of October 30, 1999, a total of 1,818,495 warrants had been exercised, leaving 127,246 warrants unexercised and expired.

In 1996, the Company also carried out a private placement of 968,020 units at a price of $0.35 per unit for gross proceeds of $338,807. Each unit consists of one common share in the capital of the Company and a two year non-transferable share purchase warrant. Each non-transferable share purchase warrant entitles the holder thereof to purchase one common share in the capital of the Company at any time during the first year of the term of the warrant at a price of $0.40 or at any time during the final year of the term of the warrant at a price of $0.50. The term of the warrant commenced on the October 30, 1996 and October 30, 1998. As of October 30, 1998, a total of 943,145 warrants had been exercised, leaving 24,875 unexercised and expired.

During the year ended April 30, 1998, the Company carried out a private placement of 1,857,332 units for gross proceeds of approximately $669,194. Each unit consists of one common share in the capital of the Company and a one year non-transferable share purchase warrant for a term of one year. Each non-transferable share purchase warrant entitles the holder thereof to purchase one common share in the capital of the Company at any time during the year of the term of the warrant at an average price of approximately $.80 per share. As of April 30, 1999, a total of 28,572 warrants had been exercised; 280,337 warrants were outstanding at an average exercise price of $.74 and 1,601,777 had expired unercised. The shares issued pursuant to this private placement are restricted securities as defined by Rule 144.

RECENT SALES OF SECURITIES

The Company offered and completed a private placement of 2,000,000 shares of its common stock from April of 1999 and closed in July of 1999 for gross proceeds of $1,250,000. The Use of Proceeds for the private placement was the payment and acquisition of Portal Del Mar. The shares issued pursuant to this private placement are restricted securities as defined by Rule 144.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANAYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company remained tightly focused in 1998 and 1999 on the Company's business strategy to maximize shareholder value, which focuses on three priorities: growth, profitability and liquidity through both domestic and international real estate investments. The following discussion and analysis relates to the Company's execution of that strategy and its financial condition and results of operations for the year ended April 30, 1999. This information should be read in conjunction with our Consolidated Financial Statements and the notes related thereto appearing elsewhere in the document.

SAFE HARBOR STATEMENTS

Statements of the Company's or management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this document constitute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. As with any future event, there can be no assurance that the events described in forward looking statements made in this report will occur or that the results of future events will not vary materially from those described in the forward looking statements made in this report. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward looking statements include, but are not limited, changes in the general level of economic activity in the markets served by the Company, competition in the real estate industry and other industries where the Company markets its products and the introduction of new products by competitors in those industries, delays in refining the Company's construction and sales techniques, cost overruns on particular projects, availability of capital sufficient to support the Company's level of activity and the ability of the Company to implement its business strategy.

OVERVIEW

As of this writing the Company is three months into it's new fiscal year, which continues until April 30, 2000. The first year of the new millenium should also bring the Company to a new era of increasing earnings and cash flow. The majority of the Company's shareholders have long recognized TND as a growth company moving towards maturity, much like a research and development company during it's early stages. As a growth company with a low priced stock, TND has had to buy relatively expensive money to execute its business strategy and growth. This high cost is evident in our past fiscal year with the huge fees, sales commissions, associated expenses and interest expense, all of which appears under the G & A expenses, which translated into the year end loss of $.10 to $.12 per share. As a growth company, TND has focused on the acquisition of properties that will support that growth and properties that will quickly begin contributing to earnings
and cash flow.   The Company incurred the 1998 loss in order to provide for this growth and the opportunity to benefit the shareholders with consistent annual earnings for the next ten years and more.

ACTIVITY LINK

As a part of that focus, the Company has also closely examined each aspect of its business strategy and made adjustments where appropriate. The Company had previously related to you that it had reduced its position in the Activity Link venture to allow the pursuit of outside financing required for the successful execution of the project. When raising sufficient amounts of such outside capital proved more difficult than originally anticipated, it became apparent that the Company's capital would still be required to move the project forward. Management made the difficult decision that any such capital would be better used in the Company's real estate projects, choosing to stay tightly focused. The Company has therefore given its position back to the founders of Activity Link and written off the initial investment of approximately $110,000.

The Company is now able to focus on the primary goal in executing its business strategy, identifing and developing assets that will contribute earnings and cash flow for multiple years. The Company's business strategy of property development and management is dramatically different than most real estate companies, which by design buy and sell properties for a one time gain and then have to reinvent their sales each year in order to maintain their profits.

HILLS OF BAJAMAR

An example of that development strategy is evident in the use of the 2,500-acre Hills of Bajamar property, which the Company began acquiring in 1992, near Ensenada, Baja California. TND now has title to 494 acres and will continue to make time payments to acquire title to additional parcels, which the bank holds in trust on our behalf. The Company recently received zoning approvals and subdivided approximately 300 acres into 1,100 one-quarter acre residential lots. Two hundred of these acres were reacquired from Netrom, Inc. when it was mutually decided to undo the sale from last year, whereby TND received 4,200,000 common shares of Netrom, Inc. for 200 acres of the Hills of Bajamar. Neither company was best served by
maintaining the inventory of either the stock or the land.   Consequently,
the sale was annulled resulting in the Company's ability to subdivide the acreage and create the lots, which it is now intended to begin selling next month at an opening price of $30,000 for the least expensive parcels and increasing for ocean view lots. TND will receive a 10% down payment and then self finance the balance with payments of 1% per month including interest until paid. Successful execution of this strategy would result in gross sales in excess of $33,000,000 and monthly cash flow of some $300,000 per month for up to 180 months. The financed balance of approximately $30,000,000 in mortgages earning 15% interest would show as solid income producing assets, while greatly enhancing the balance sheet.

The roads and utilities to improve the Hills of Bajamar property are to be installed pursuant to a contract with Promar S.A. de C.V. a Mexican company. The Company has been informed the improvements to its property outlined in that contract are to be completed by the Bechtel Corporation from the U.S., which has also been contracted to build a new international airport some seven miles to the southeast of the Hills of Bajamar. The improvements, which are to be paid by Promar as an incremental cost of building the airport, will benefit the Hills of Bajamar property while allowing Promar access to the airport from the main coast highway by way of a toll road spur through a portion of our property. The addition of this airport to the region will greatly enhance the value of all of the Company's properties in Baja California.

FOBAPROA

Most of the additional Mexican projects the Company has acquired involve purchases from a Mexican Bank Trust program known as Fobaproa. This agency is a Mexican version of the Resolution Trust Corporation in the U.S. which was created a number of years ago and given responsibility for liquidating massive quantities of U.S. bank properties taken back after default. It is reported that there are up to $60 billion worth of Mexican real estate properties under Fobaproa's jurisdiction. Tri-National has been working in Mexico for almost ten years now, and has developed a reputation as a strong development partner, a contributor to the communities in which it works, and a company with major development and financing resources. As a direct result of the credibility and respect the Company has gained, it is being given the opportunity to participate in the acquisition of some of these properties at terms that represent very attractive values.

PORTAL DEL MAR

In July, we completed the acquisition of properties from Fobaproa with an appraised value of over $40,000,000 U.S. . The first of these properties was the 126-unit condominium project known as Portal del Mar Resort just 5 miles south of Rosarito Beach, Baja California (see attached press release). The first 46 condos are completed but require renovation and the remaining 80 condos have their foundations in place and will require the balance of the construction. The resort is planned to include a lake, spa, tennis courts and clubhouse. We intend to complete the condos including furnishings and sell them as timeshare weeks starting at $5,000 per week, generating total potential retail sales in excess of $40,000,000. It is intended that Tri-National will receive a 50% down payment and carry the balance of roughly $20,000,000 as mortgages earning 15% interest, thereby further enhancing our balance sheet and generating significant additional earnings and cash flow over the ensuing seven years.

PLAZA ROSARITO

The second property is the Plaza Rosarito property located in Rosarito
Beach, Baja California. This property includes 15 acres of the last beach front land available for the development of a hotel and convention center in Rosarito Beach.  It also includes 52 residential lots with improvements,
30 condos completed requiring renovation and an existing 187,500 square foot shopping center that has never been occupied.  The Company has invested over $1,500,000 of it's own funds and Capital Trust, Inc., a New
York Stock Exchange investment banker, provided an additional $8,000,000 to facilitate the closing in July of 1999. The Company plans to sell the shopping center as retail condominiums with total sales that should exceed $45,000,000. Successful execution of this strategy would result in 30%
being paid as down payments, with the balance of almost $32,000,000 carried on the books at 15% interest for 10 years. The additional mortgage receivables added to the balance sheet would be generating approximately
$7,000,000 in annual gross revenues.   In addition, the partnership with
Capital Trust and their participation in this project has dramatically increased the Company's credibility on Wall Street and in the financial markets.

BAJAMAR PROPERTIES

Across the highway from our Hills of Bajamar property are three previously acquired properties within the Bajamar Resort. These parcels are independent of the Company's existing 1996 escrow, which covers much of the Bajamar Resort including the existing 27-hole golf course and 81-room hotel. The three properties consist of (1) a 32-unit condominium project, known as La Perla, overlooking the ocean and the golf course, (2) a 26,000 square foot commercial building under construction and (3) land and permits for a 328-unit ocean front timeshare called the Players Club. Reservations and deposits have already been taken for all 32 of the La Perla condos, representing a total sales value in excess of $7,000,000. A commitment for the construction financing is expected by the middle of August, which will start building the units, with a total build out of approximately seven months. Progress is also being made regarding the original escrow for the acquisition of the Bajamar golf course and hotel. The Company expects to have word from Mexico City by the end of September.

Additionally, the Company currently has deposits on three other properties being acquired from Fobaproa, and a number of others are under evaluation. Financing for these additional projects, including some existing hotel properties in Mexico under review, will most likely be provided as a part of various joint ventures being negotiated at this time.

ASSISTED LIVING

On the United States side of the border, the Company is focused mainly on Assisted Living Facilities. Solymar Corporation, our development partner, has been extremely busy identifying new opportunities, while continuing construction on the first project, Youngtown Gardens in Arizona. As previously reported, this 126-unit, 200 bed facility recently enjoyed its grand opening with 2 models completed. A construction financing commitment for $10,500,000 for this project was recently received and will shortly commence building the remainder of the project with a completion target of February. The 126 units have been offered for sale pursuant to condominium approval at $197,500 each and there is now over 200 written offers. The Company is now proceeding with the paperwork necessary to execute these sales. The sales call for 20-30% down payments and mortgages to be provided by a major bank in Arizona with Morgan Stanley Dean Witter being the preferred lender. The assisted living facilities are being developed under a subsidiary incorporated as Alpine Gardens East.

In addition to the Youngtown facility, the Company has contracts for land approved for similar facilities in the California cities of Bonita, Carlsbad, Temecula and Vista. Contracts have also been executed for sites in Las Vegas, Nevada and two additional Arizona sites. Seven existing sites are still pending completion of due diligence studies in Oregon and Washington states. The Company's goal of 2,000 senior care beds by the end of the year 2000 appears to now be within reach.

Through Tri-National Management, Inc., a wholly owned subsidiary of Tri-National, it is intended to retain management contracts on the majority of the various properties that are built or developed. This will serve as an additional profit center and generate long term cash flows resulting from development activities.

YEAR 2000

The following disclosure is a Year 2000 readiness disclosure statement pursuant to the Year 2000 Readiness and Disclosure Act.

The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Because of this programming convention, software, hardware or firmware may recognize a date using "00" as the year 1900 rather than the year 2000.

The Company currently does not expect that the total costs of its Year 2000 readiness procedures will be material to its financial condition or results of operations. All costs are charged to expenses as incurred.

The Company believes it has and is taking the appropriate steps to assess and address its Year 2000 issues and currently does not expect that its business will be adversely affected by the Year 2000 issue in any material respect.

OUTLOOK

We continue to believe that the Company's publicly traded stock is significantly undervalued and are working to increase broker and investor awareness of "TNAV" and the Company's developments and potential. We anticipate that the combination of the large asset base we are building coupled with the rapidly growing cash flow and earnings we project for the year ending April 2000, will result in the Company achieving a
substantially higher stock market valuation than we currently enjoy.   It
is our intention to build an earnings and asset base in the near future which Wall Street will be unable to ignore, and which will allow us to reach the minimum stock price targets required to move up to either the NASDAQ National Market System or the American Stock Exchange.

We are excited about the developments of the last year, the credibility we have earned in the marketplace and in Mexico, and quality of our development and financing partners. We look forward to continuing on our path toward becoming a major force in the international and domestic real estate development markets.

ITEM 7.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                    TRI-NATIONAL DEVELOPMENT CORP.

                                                                     PAGE
                                                                     ----

Report of Ludlow & Harrison, Independent Auditors. . . . . . . . . . . 25
Consolidated Balance Sheets as of April 30, 1999 and 1998. . . . . . . 26
Consolidated Statements of Operations for year ended
 April 30, 1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . 28
Consolidated Statements of Cash Flows for year ended
 April 30, 1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . 29
Consolidated Statements of Shareholder's Equity for the year ended April 30, 1999. . . . . . . . . . . . . . . . . . . . . . . . . 30
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . 31

                            LUDLOW & HARRISON
                            a CPA Corporation

3545 Camino Del Rio South Suite D                          (619) 283-3333
San Diego, CA 92108                                   Fax: (619) 283-7997
--------------------------------------------------------------------------

                     Independent Auditor's Report
                     ----------------------------



We have audited the accompanying balance sheets of Tri-National Development Corporation as of April 30, 1998 and 1999, and the related statements of income, retained earnings, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tri-National
Development Corporation as of April 30, 1998 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ LUDLOW & HARRISON
Ludlow & Harrison
A CPA Corporation

August 6, 1999

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS:                                        APR 30, 1999   APR 30, 1998
-------                                        ------------   ------------
Current assets:
---------------
Cash and cash equivalents                      $    461,023   $    219,481
Accounts receivable, net                            445,096        307,079
Citizens Business Bank Judgment
 Receivable (Note 2)                              5,605,341      5,034,153
                                               ------------   ------------
    Total current assets                          6,511,460      5,560,713
                                               ------------   ------------

Investments:
------------
NetRom, Inc. convertible preferred stock
 (Note 3)                                         3,000,000      3,000,000
NetRom, Inc. common stock (Note 4)                        -      4,200,000
Taig convertible preferred stock (Note 5)         3,000,000              -
MRI medical diagnostics, Inc. (Note 6)               24,638         20,050
Hills of bajamar (Note 7)                         4,191,109      3,723,661
Plaza resort timeshares (Note 8)                 13,354,544     13,079,055
Bajamar las perlas condominiums (Note 9)          6,000,000              -
Activity link, Inc. ( Note 10)                            -        110,264
Assisted living-Youngtown (Note 11)               4,002,300      3,568,000
Assisted living-Carlsbad and San Marcos
 (Note 12)                                          104,500         32,500
Plaza rosarito (Note 14)                          1,076,738              -
Portal del mar condominiums (Note 15)               100,000              -
Hall of fame fitness center (Note 16)                50,558              -
Alpine gardens east (Note 13)                       270,500              -
International health network (Note 17)               18,500              -
                                               ------------   ------------
    Total investments                            35,193,387     27,733,530
                                               ------------   ------------


Other assets:
-------------
Capitalized equipment lease                         478,840              -
Property, furniture, and equipment,
 net (Note 18)                                      158,795        637,062
                                               ------------   ------------
    Total other assets                              637,635        637,062

                                               ------------   ------------
    TOTAL ASSETS                               $ 42,342,482   $ 33,931,305
                                               ============   ============


Liabilities and stockholders' equity:
-------------------------------------
Current liabilities:
--------------------
Accounts payable and accrued liabilities       $    600,813   $    354,463
Citizens Business Bank Judgment legal
 expenses (Note 2)                                1,961,870      1,762,000
Deferred revenue-Citizens Business
 Bank Judgment (Note 2)                           3,643,471      3,272,153
Loans payable-short term-1 year or less
 (Note 19)                                        1,519,572      1,196,644
                                               ------------   ------------
    Total current liabilities                     7,725,726      6,585,260

Notes payable-net of current portion
 (Note 20)                                       20,828,199      9,230,561
                                               ------------   ------------
    Total Liabilities                            28,553,925     15,815,821
                                               ------------   ------------

Stockholders' equity:
---------------------
Common stock                                     12,928,233      9,070,722
Treasury stock                                   (2,181,174)             -
Convertible preferred stock                       9,458,000      9,458,000
Accumulated deficit                              (6,416,502)      (413,238)
                                               ------------   ------------
    Total stockholders' equity                   13,788,557     18,115,484
                                               ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 42,342,482   $ 33,931,305
                                               ============   ============
 See accompanying notes.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS




                                                       YEARS ENDED
                                              ----------------------------
                                              APR 30, 1999     APR 30, 1998
                                              ------------     ------------
Revenues:
---------

  Revenues                                     $    611,861   $    434,413
  Gain on sale of assets                          2,562,397      2,880,000
                                               ------------   ------------
    Total Revenues                                3,174,258      3,314,413
                                               ------------   ------------


Operating Expenses:
-------------------

  Corporate note expense (Excluding
   interest)                                      1,863,942         39,597
  Consulting fees                                   926,640         96,242
  Sales and marketing                               448,944         40,664
  Legal, accounting and insurance                   336,801        184,301
  Interest expense                                  780,009        661,225
  General and administrative                      1,532,684        963,821
                                               ------------   ------------
    Total operating expenses (Note 18)            5,889,020      1,985,850

                                               ------------   ------------
Loss from Operations                             (2,714,762)     1,328,563

  Write-down of investments  (Note 10)             (191,909)      (530,173)

                                               ------------   ------------
Net income before taxes                          (2,906,671)       798,390

  Provision for income taxes                              -              -

                                               ------------   ------------
Net income (loss)                              $ (2,906,671)  $    798,390
                                               ============   ============




Earnings per share-fully diluted               $     (0.113)  $      0.046


See accompanying Notes.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       YEARS ENDED
                                              ----------------------------
                                              APR 30, 1999     APR 30, 1998
                                              ------------     ------------
Cash from Operating activities
------------------------------
  Net cash loss from operations                $ (2,963,224)  $ (1,598,213)
  Accounts receivable & notes receivable           (136,943)        95,537
  Accounts Payable                                  246,350        127,150
                                               ------------   ------------
    Net Cash from Operating activities           (2,853,817)    (1,375,526)
                                               ------------   ------------

Cash used in Investments
------------------------
  Furniture and Equipment                           385,787         37,493
  Alpine Gardens East                              (270,500)             -
  MRI Medical Diagnostics                            (4,588)       (20,050)
  Activity Link, Inc.                                     -       (110,264)
  Assisted Living-Youngtown                        (434,300)      (110,000)
  Assisted Living-Carlsbad and San Marcos           (72,000)       (32,500)
  U.S. Treasury Bills                                     -              -
  Hills of Bajamar                                 (459,765)        (2,000)
  Plaza Rosarito                                 (1,076,738)             -
  Portal Del Mar                                   (100,000)             -
  Hall of Fame Fitness Center Building              (50,558)             -
  International Health Network                      (18,500)             -
  Capitalized equipment lease                       (17,889)             -
  Plaza Resort Timeshares                           (75,489)       200,000
                                               ------------   ------------
    Net Cash used in Investments                 (2,194,540)       (37,321)
                                               ------------   ------------

Cash provided by financing
--------------------------
  Notes and Loans Payable                         6,458,541        222,822
  Common Stock Private Placements &
   Warrants                                       2,212,532      1,632,314
  Minority Interest                                       -       (256,365)
  Purchases of Treasury Stock                    (3,381,174)             -
                                               ------------   ------------
    Net Cash provided by financing
     activities                                   5,289,899      1,598,771
                                               ------------   ------------

    Net change in cash and equivalents              241,542        185,924
    Cash and equivalents, beginning of year         219,481         33,557
                                               ------------   ------------
    Cash and equivalents, end of year          $    461,023   $    219,481
                                               ============   ============

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                   RETAINED
                            PREFERRED      COMMON       TREASURY      MINORITY     EARNINGS        TOTAL
                              STOCK         STOCK         STOCK       INTEREST     (DEFICIT)       EQUITY
                              -----         -----         -----       --------      -------        ------
BALANCE AT AT APRIL 30, 1997 $6,000,000    $7,438,408    $        -  $  256,365    $(1,198,031)   $12,496,742

ISSUANCE OF PREFERRED STOCK   3,458,000                                                             3,458,000
ISSUANCE OF COMMON STOCK                    1,632,314                                               1,632,314
SALE OF TREASURY STOCK                                            -                                         -
MINORITY INTEREST                                                      (256,365)       (13,597)      (269,962)
NET INCOME                                                                             798,390        798,390
                             ----------    ----------    ----------  ----------     ----------     ----------
BALANCE AT  APRIL 30, 1998    9,458,000     9,070,722             -           -       (413,238)    18,115,484

ISSUANCE OF PREFERRED STOCK
ISSUANCE OF COMMON STOCK                    2,212,532                                               2,212,532
COMMON STOCK FOR SERVICES                   1,644,979                                               1,644,979
TREASURY STOCK REPURCHASED                               (3,381,174)                               (3,381,174)
TREASURY STOCK ISSUED
 TO VALCAS                                                1,200,000                                 1,200,000
MINORITY INTEREST
NET INCOME (LOSS)                                                                   (2,906,671)    (2,906,671)
NULLIFICATION OF NETROM, INC.
 SALE OF LAND                                                                       (3,726,917)    (3,726,917)
REDUCTION OF INTEREST
 EXPENSE ON VALCAS NOTES                                                               630,324        630,324
                             ----------    ----------    ----------  ----------     ----------     ----------
BALANCES AT APRIL 30, 1999   $9,458,000   $12,928,233   $(2,181,174) $        -    $(6,416,502)   $13,788,557
                             ==========    ==========    ==========  ==========     ==========     ==========

See accompanying notes.

                     TRI-NATIONAL DEVELOPMENT CORP.

                    NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

Tri-National Development Corp. ("TND" or the "Company") is a multi-faceted international real estate development, sales and management company, publicly traded under the symbol, "TNAV" on the NASDAQ OTC BB. The Company's development efforts are focused in four major areas: residential development, resort properties, commercial development and assisted living facilities.

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

The fully diluted computation is based on the number of shares for the twelve months ended April 30, 1999 and 1999. The computation contemplates the dilutive effects of common stock equivalent shares as well as conversion of the convertible preferred stock.

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

NOTE 2.   Citizens Business Bank Award Receivable

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

The bank has filed its appeal on June 16, 1999. This now gives Tri-National the right to cross appeal on the basis of the additional damages we believed we could show. However, we decided not exercise this right and possibly open the door for the Appellate Court to return us to court to evaluate those damages. Instead, we will merely file our answer their appeal by September 16, 1999 and let the Appellate Court proceed.

NOTE 3.   Netrom, Inc. Convertible Preferred Stock

In January of 1998, the Company, on behalf of its wholly-owned Mexican subsidiary, Planificacion y Desarrollo Regional Jatay, S.A. de C.V., sold 50 acres of its Hills of Bajamar property to NetRom, Inc., a California publicly traded corporation for $60,000 per acre, for a total purchase price of $3,000,000, plus construction and management contracts on said 50 acres.

NetRom, Inc. delivered to Tri-National Development Corp. at closing,
1,000,000 shares of its Preferred Convertible stock at a value of $3.00 per share for a total value of $3,000,000. The preferred stock accumulates interest at a rate of 15% per annum and will be convertible into common stock at $3.00 per share or market price for the 10 day average prior to the date of conversion, which ever is less, but in no event less than $1.50 per share. The conversion date is at the option of Tri-National
Development Corp., however, no sooner than 12 months from the date of closing and in no case later than 15 days after the common stock of NetRom, Inc. trades at or above $4.00 per share for a period of thirty consecutive days.

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

In April of 1999, the Company converted the 1,000,000 shares of Netrom, Inc. preferred shares to 2,320,345 shares of restricted common shares and released for sale 850,000 shares within the volume limitations pursuant to Rule 144. As of April 30, 1999, the Company had sold 450,000 shares at an average price of $.75 per share.

NOTE 4.   Netrom, Inc. Common Stock

In June of 1998, NetRom, Inc. exercised an option to acquire an additional 200 acres of the Company's Hills of Bajamar property for $4.2 million. The $4.2 million was paid with 4.2 million restricted shares of NetRom, Inc. common stock. By exercising its option to acquire the 200 acres, NetRom, Inc. increases their total holdings to 250 acres. The combined parcel will be utilized via a joint venture arrangement with Tri-National to develop an extreme sports destination resort on a 500-acre total parcel. This investment of 4.2 million common shares of NetRom, Inc. represents approximately 30% of the total shares outstanding of NetRom, Inc.

In April of 1999, this transaction was mutually undone. Neither company was best served by maintaining the inventory of either the stock or the
land.   Consequently, the sale was annulled resulting in the cancellation of the 4,200,000 restricted common shares of Netrom, Inc. and return of the 200 acres of the Company's Hills of Bajamar.

NOTE 5.   Taig Ventures, Inc. Preferred Convertible Stock

In June of 1998, the Company, on behalf of its wholly-owned Mexican subsidiary, Planificacion y Desarrollo Regional Jatay, S.A. de C.V., a Mexican corporation, sold 50 acres of its Hills of Bajamar property to Taig Ventures, Inc., a Utah telecommunications corporation for $60,000 per acre, for a total purchase price of $3,000,000, plus construction and management contracts on said 50 acres (see "Business").

Taig Ventures, Inc delivered to Tri-National Development Corp. at closing, 3,000,000 shares of its Convertible Preferred Non-Voting Class B shares at a value of $1.00 per share for a total value of $3,000,000. The preferred stock accumulates interest at a rate of 15% per annum and will be convertible into common stock at $1.00 per share or market price for the 10 day average prior to the date of conversion, which ever is less, but in no event less than $.75 per share. The conversion date is at the option of Tri-National Development Corp., however, no sooner than 12 months from the date of closing and in no case later than 15 days after the common stock of Taig Ventures, Inc. trades at or above $2.00 per share for a period of thirty consecutive days.

Additionally, Taig Ventures, Inc. provided TND warrants to purchase 1,000,000 common shares at a price of $3.00 per share, presuming that Taig's common shares are trading at $4.00 or higher; $2.00 per shares if Taig's common shares are trading between $3.00 and $4.00 per share; $1.25 per share if Taig's common shares are trading between $2.00 and $3.00; and in no event less than $.75. The price and terms for the property are based on arms length negotiations between the parties and was approved by the Board of Directors of TND and the shareholders of Taig Ventures, Inc. at their Annual Meeting of Shareholders, held on April 30, 1999.

NOTE 6.   Investment in MRI Medical Diagnostics, Inc., a Colorado corporation

In 1992 the Company sold its wholly owned subsidiary, MRI Medical Diagnostics Inc., a California corporation to Petro-Global, Inc., a Colorado publicly traded corporation. In return the Company received 6,000,000 restricted common shares of the purchaser, Petro-Global, Inc., plus certain mineral properties and leases. In 1992, the mineral properties were written down to a nil value in the records and the name was changed from Petro-Global, Inc. to MRI Medical Diagnostics, Inc.(MRI-Med). MRI-Med filed for Chapter 11 bankruptcy protection in July 1993 in conjunction with the Chino Valley Bank action (see Note 2). After dividends in kind totaling 2,000,000 shares in 1992 and 1993 to TND shareholders, and due to uncertainty in the underlying value of the remaining 4,000,000 MRI-Med shares held by the Company, the carrying cost of these shares was written-off in 1994. Tri-National Development Corp. filed a reorganization plan on behalf of MRI-Med in August 1995 and, in settlement of the litigation described in Note (2), the Company received 5,900,000 shares of MRI-Med at a deemed value of $0.50 per share, ordered by the U.S. Federal Bankruptcy Court, plus 1,400,000 shares for
reimbursement of current expenses.   In July of 1997, MRI-

Med recapitalized on a 1 for 5 basis. The investment is recorded in the books at a cost of $496,994. The Company declared and paid a stock dividend of 750,000 shares of MRI-Med to TND shareholders of record August 31, 1997 and declared a second stock dividend of an additional 750,000 to TND shareholders of record January 27, 1998. After the stock dividends paid to TND shareholders in 1992, 1993, 1997 and 1998, and shares sold to finance the reorganization the Company retains approximately 415,000 post-split shares of MRI-Med. MRI-Med is currently traded on the Over the Counter Bulletin Board under the symbol "MMDI" and trades in the $.05 to $.10 range.

NOTE 7.   Real Estate Development Property: Hills of Bajamar

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

In September of 1998, the Company, in accordance with its contract, took title to an additional 257 acres, for a total of 494 acres, and placed the balance of 2,000 acres of Hills of Bajamar in trust with Banco Ixe. Title to the 2,000 acres will be released to the Company as annual payments are made to the seller.

NOTE 8.   Plazas Resort Timeshares and Commercial Property

In December of 1996, the Company entered into an acquisition agreement with Valcas Internacional, S.A., to acquire 100% of the stock of Inmobilaria Plaza Baja California, S.A., a Mexican corporation, including its existing assets, which include 16+ developed acres of ocean front land within the Bajamar resort with plans for 328 vacation ownership (timeshare) units, plus a 26,000 square-foot adjacent commercial building under construction for $13,079,055, payable with notes for $9,079,055 and 1,000,000 Class B Series B Convertible Preferred shares with a value of $4.00 per share. See details for Notes Payable. During the the Company's third quarter, the Company paid $200,000 additional as it modified the original contract.

NOTE 9.   La Perla Condominiums

In January of 1999, the Company entered into an acquisition agreement with Valcas Internacional, S.A. to acquire 2+ developed acres of ocean front land within the Bajamar resort, with plans for a 32-unit condominium complex for $6,000,000. The Company paid $1,000,000 in accordance with the new contract for the 32-unit La Perla condominiums to be built and signed notes for an additional $5,000,000, pursuant to a construction contract executed simultaneously.

NOTE 10.  Activity Link, Inc.

In January of 1998, TND, through its wholly owned subsidiary, Tri-National Resorts Management, Inc., acquired 85% of Activity Link, Inc., a Nevada corporation, for a combination of $228,000 in cash and 75,000 shares of restricted Common Stock in TND and a quarterly distribution of profits in the amount of 15%, once Activity Link, Inc. achieved $300,000 in net profits. Activity Link, Inc. owned the proprietary rights to "Activity Link", a reservation system for many different types of tourist activities that was planned to access directly the concierge desks of major hotels and resorts. The hotels and resorts were to be billed for each ticket or reservation paid through Activity Link. Three beta sites for Activity Link were being prepared for a vacation ownership developer in Hawaii, starting in late 1998.

As previously announced, the Company reduced its position in Activity Link to allow the pursuit of outside financing to successfully launch the project. When raising sufficient amounts of outside capital proved more difficult than originally planned, it became apparent that the Company's capital would still be required to move the project forward. Management made the decision that its time, effort and resources could better serve the shareholders in its real estate projects, choosing to stay tightly focused.

As of April 30, 1999, no restricted Common Stock in TND had been issued and a total of $110,000 had been invested in connection with this acquisition. The Company has written this investment off to $0.

NOTE 11.  Assisted Living - Youngtown

In January of 1998, TND finalized negotiations and executed agreements to purchase its first assisted living facility to be built and delivered, for a combination of $110,000 in cash, 864,500 shares of the Company Class B Series B Convertible Preferred Stock and a new mortgage for a total of $8,140,000. Tri-National, through its majority owned subsidiary, Alpine Gardens East, intends to own and operate this 126-bed assisted living facility in Youngtown, Arizona. This facility is planned to include 40 two-bedroom units, 50 one-bedroom units and 36 units reserved for Alzheimer and Dementia residents. In June of 1998, the Company closed on this property. In July of 1999, a formal ground breaking took place with the Mayor of Youngtown and the Company just recently finished construction on two models. The Company has received a commitment for $10,500,000 in construction financing from Del Mar Mortgage for the buildout of the rest of the project.

NOTE 12.  Assisted Living - Carlsbad

In October of 1998, the Company entered into a purchase agreement to acquire 3.66 acres of undeveloped property overlooking the Pacific Ocean in Carlsbad, California for $2,900,000, with a $40,000 down payment at signing. The Company, through its majority owned subsidiary, Alpine Gardens East, intends to develop and operate this 180-bed assisted living facility, with an Alzheimer's care component. As of April 30, 1999, the Company had paid a total of $104,500 in connection with this acquisition.

NOTE 13.  Alpine Gardens East

Alpine Gardens East is a Nevada corporate formed to own and operate assisted living facilities in the southwest United States. As of April 30, 1999, the Company has paid $270,500 in cash and the issuance of 864,500 shares of Class B Series B preferred stock, which was converted during year end to 864,500 common shares.

NOTE 14.  Plaza Rosarito

On November 20, 1998, Tri-National Holdings, S.A. de C.V., a wholly-owned Mexican subsidiary, purchased the Plaza San Fernando from Banco Bital with a $1 million cash down payment. In July of 1999, Capital Trust, Inc. of New York, the Company Investment Banker, provided the remaining $8 million necessary to close and complete the escrow and will maintain a participation in the project. Plaza San Fernando's appraised value is in excess of $33 million. Tri-National has renamed this property, Plaza Rosarito. It is located in the heart of Rosarito Beach in Baja California, Mexico, minutes from the 20th Century fox film studio where "Titanic" was filmed and down the street from the famous Rosarito Beach Hotel. Plaza Rosarito includes 15 acres of undeveloped oceanfront land zoned for a 450-room hotel and convention center that is already approved for a $38 million construction loan from Fonatur, the tourism arm of the Mexican government, and 18 acres of developed land, including 187,500 square feet of existing steel, concrete and marble commercial space, 52 developed residential lots and a 80% complete 36-unit condominium complex.

NOTE 15.  Portal Del Mar Condominiums

In February of 1999, Tri-National Portal, S.A. de C.V., a wholly-owned
Mexican subsidiary of Tri-National Development Corp., signed purchase agreements and provided the $100,000 down payment to acquire Portal Del Mar for $1,250,000. Portal Del Mar is a 126-unit, 2 and 3-bedroom condominium development on 6 acres overlooking the Pacific Ocean in Baja California, Mexico, just south of Rosarito Beach. The 126 ocean view condominiums are in various stages of completion, with approximately 46 completed. The
Company plans to add a clubhouse, 3 tennis courts, 2 pools and a spa with beach access and palapas. Each condo completed is intended to include solid wood doors with electronic entry card, tile floors throughout, floor to ceiling sliding glass door that give way to an oversize terrace with ocean views, full kitchen cable TV, VCR, phone, fireplace and all fully furnished. Comparable condominiums located across the road are selling in the $250,000 range. The Company closed on this property in June of 1999 and intends to initially begin timeshare sales in late 1999 at $5,000 per week.

NOTE 16.  Former Banco Atlantico Building

In February of 1999, Tri-National Tijuana, S.A. de C.V., a newly formed, wholly-owned Mexican subsidiary, signed purchase agreements and provided the $25,000 down payment to acquire Banco Atlantico for $950,000. Banco Atlantico is a 20,000 square foot, 2-story commercial building in the heart of the banking district in Tijuana, Mexico.

NOTE 17.  International Health Networks, Inc.

International Health Networks, (IHN) is Nevada corporation and a majority-owned subsidiary of the Company. IHN is headed up by three prominent physicians, all of whom are also shareholders of Tri-National, including Dr. Jerry Parker, who is a director of the Company. IHN is a multitude of U.S. medical services designed for Mexico that the Company has envisioned for the past several years as the magnet for attracting the retiree market in Baja California, Mexico.

The primary focus for IHN is a planned medical campus, to be built on Hills of Bajamar property. The medical campus was originally contracted for by IHN in 1997 in an agreement that called for 150 acres at the south end of the property at a price of $25,000 per acre with an option for an additional 100 acres at $60,000 per acre for 3 years. The Company retained the construction rights to build all required facilities on the combined 250 acres and maintain a property management contract. The campus is to include an acute care hospital associated with a recognized U.S. medical provider, a medical school complete with dormitories, class rooms and auditorium, medical exhibition center, R & D facilities for pharmaceutical industry and facilities for long-term care combined with anti-aging and wellness programs. This campus is important not only to the region, but to the Company's desire to create a retirement mecca on its properties. With IHN now a majority-owned subsidiary of TND, the original contract is being revised.

NOTE 18.  Furniture and Equipment

Furniture and equipment consists of the following:

     Furniture and equipment                 $672,679
     Less accumulated depreciation            (25,478)
                                             --------
                                             $647,201
                                             ========

NOTE 19.  Loans Payable Short-Term

To implement its business strategy, the Company intends to initially fund acquisitions, development and general working capital by issuing a Private Placement of nine-month Corporate Notes at 10% interest per annum to institutional and accredited investors. The investors principal and interest are guaranteed by the Company and further bonded by New England Surety Co., for up to $8 million. The Company collateralized the $8 million in bonding from New England Surety Co. with 187 acres of its Hills of Bajamar property. The Company has, at its option, the ability to renegotiate for up to an additional $15 million of bonding from New England Surety Co., once the $8 million has been placed, using additional collateral. The Company intends to repay the principal and interest with cash flow generated from leases and sales of residential lots, condominiums, single family homes and timeshares. As of April 30, 1999 the Company placed $7,424,254 in Corporate Notes, of which $1,484,850 will be retired in the next 12 months.

In addition to the Corporate Notes, the Company is seeking joint venture partners, such as Capital Trust, Inc. of New York, to finance several projects, including the Bajamar Hotel and Golf Resort, the Hills of Bajamar properties and La Paz.

NOTE 20.  Long-Term Notes Payable

Long-term notes payable at April 30, 1999, consisted of the following:

     Note payable to Scripps  Bank secured
       By vehicle, due in monthly installments
       Of $460 per month, including interest of
       7.45% through September 2001                    $      12,286

     Note payable to Greater San Diego
       Imaging Center, LLC balloon
       Payment 12% due January 30, 2000                      349,434

     Note payable for capital lease to
       Commercial Money Center, Inc.                         460,952

     Notes payable to Valcas Internacional,
       S.A. de C.V., pursuant to La Perla                  5,000,000
       Construction contract

     Corporate Notes payable to accredited
       Investors - 10% per annum                           7,424,254

     Note payable and cash payable to
       DUBSCA upon closing of vacation
       ownership (timeshare) project                       9,079,055

     Note payable to North County Bank
       Guaranteed by a stockholder and equipment,
       due in monthly installments of $860, with
       interest at 10.5%,  through October, 2001              21,788
                                                          ----------
                                                          22,347,771
     Less current portion                               (  1,519,572)
                                                          ----------
     Long-term debt, net of current portion              $20,828,199
                                                          ==========


Maturities of long-term debt are as follows:

     Period ending
     April 30                                               Amount
     --------                                               -------

     2000                                                 $1,519,572
     2001                                                  5,207,050
     2002                                                  5,207,050
     2003                                                  5,207,050
     2004                                                  5,207,050
                                                         $22,347,771
                                                         ===========

NOTE 21.  Leases

The Company leases two office facilities in San Diego, California and one in Ensenada, Baja California under operating leases which expire in 1999 and the year 2000, respectively. The leases generally require the Company to pay all maintenance, insurance and property taxes and are subject to certain minimum escalation provisions. The Company also leases autos, equipment and computers.

Future minimum operating lease payments as of April 30, 1999 are as follows:

     1999                                                  $210,700
     2000                                                   252,840
                                                           --------
                                                           $463,540
                                                           ========


NOTE 22.  Greater San Diego Imaging Center

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                PART III

ITEM 9.        DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

INDEMNIFICATION OF DIRECTORS AND OFFICERS

The By-Laws of the Company provide for indemnification of officers and directors. The specific provision of the By-Laws related to such indemnification is as follows:

PART 19

INDEMNITY AND PROTECTION
DIRECTORS, OFFICERS AND EMPLOYEES

19.1 Subject to the provisions of the Company Act, the Directors shall cause the Company to indemnify a Director or former Director of the Company and the Directors may cause the Company to the Company is or was a shareholder the heirs or personal representatives of any such person against all costs, charges and judgment, actually and reasonably incurred by him or them including an amount paid to settle an action or satisfy a judgement in a civil, criminal or administrative action or proceeding to which he is or they are made a party by reason of his being or having been a Director of the Company or a director of any such corporation. Each Director of the Company on being elected or appointed shall be deemed to have contracted with the Company on the terms of the foregoing indemnity.

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

OFFICERS AND DIRECTORS

The following table sets forth the name, age and position of each of the persons who were serving as executive officers and directors of the Company as of July 31, 1999.

                              POSITIONS HELD
NAME                   AGE    WITH THE CORPORATION          SINCE
----                   ---    --------------------          -----
Michael A. Sunstein    57     Director, CEO &               1989
                              President
Gilbert Fuentes        66     Chief Financial Officer       1996
Paul G. Goss           56     V.P. Legal Counsel, U.S.      1996
Bersain Gutierrez      42     V.P. Legal Counsel, Mexico    1998
Shane Kennedy          35     Director                      1994
Arthur Lilly           67     Director                      1995
Dr. Jerry Parker       62     V.P. Medical Development      1996
Jay Pasternak          42     Director                      1994
Dr. Robert Rosen       52     Director                      1989
Jason Sunstein         28     Secretary,                    1989
                              V.P. Investor Relations
Ted Takacs             52     Director                      1994
James Vernes           51     V.P. Real Estate Sales        1998

Set forth below is biographical information about each of the Company's executive officers and directors.

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

LIC. BERSAIN GUTIERREZ. Mr. Gutierrez joined the Company in October of 1998 as V.P. Legal Counsel, Mexico and Director of Mexican Operations. He has been instrumental in negotiating, coordinating title policies, surveys and the filing and approval for Municipal zoning and permits for the Company's real estate projects in Mexico. Prior to joining the Company, Mr. Gutierrez held high positions in the Secretaria de Hacienda y Credito Publico (I.R.S. of Mexico), as well as District Attorney for the Federal District of Mexico City. He also held high positions in the Procudaria de Justicia del D.F. (the F.B.I. of Mexico). Mr. Gutierrez graduated with honors from the law school of Universidad Autonoma de Mexico in 1979.

SHANE KENNEDY. Mr. Kennedy has been a Director of the Company since 1994. Mr. Kennedy has been an insurance adjuster for the Insurance Corporation of British Columbia since 1990 and is also President of Northern Trader Incorporated, which is an import and export company. He is Canadian citizen. Mr. Kennedy received his B.A. degree in Political Science from the University of British Columbia.

ARTHUR W. LILLY. Mr. Lilly has been a Director of the Company since 1995. Since January 1, 1995, he has been and is currently Vice President of Finance and Chief Financial Officer of Canlan Investment Corp. From 1968 to 1994, Mr. Lilly was a partner in the accounting firm of Lilly Johanneson, which served as the Company's auditors from 1988 to 1994. Mr. Lilly, a Chartered Accountant, has a Bachelor of Commerce degree from the University of British Columbia.

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

ADVISORY TEAM

The Company has assembled a team of advisors to consult the Company from time to time on various business matters. The following are key members of the advisory team:

DOUGLAS MORGAN. Mr. Morgan joined the Company in 1989 as a shareholder and in September of 1998 as a consultant for internet marketing, web design and computer software, hardware and networking. Mr. Morgan is a Magna Cum Laude graduate from both Massachusetss Institute of Technology with a Bachelors Degree and Stanford University with a Masters Degree, both in Computer Science and Electrical Engineering. He has over 25 years of experience in the computer industry with an early background in programming, design and project management with companies such as Computer Sciences Corp., Hughes, NCR and Hewlett Packard.

DANIEL LOMAX. Mr. Lomax has been involved with the Company in various capacities since 1990 and most recently as President of Solymar, the construction company contracted to build the Company's assisted living facilities. Mr. Lomax entered the general contracting and development business in the State of California in 1960 with single-family homes, remodeling, commercial projects and major shopping center tenant improvements. In 1975, Mr. Lomax received his BI heavy construction license from the State of Arizona and started designing, building and financing single-family town homes, single-family lot homes and condominiums, exceeding 1,500 units.

LOUIS LESSOR. Mr. Lessor has been a consultant to the Company since 1991 on financing and real estate transactions. Mr. Lessor has successfully built, owned and operated numerous real estate companies, hotel properties and oil and gas companies since 1935, including Chairman and President of Louis Lessor Enterprises, Inc. of Beverly Hills, CA, which was listed on the American Stock Exchange. Louis Lessor Enterprises built developed and operated over $1,000,000,000 of commercial and residential real estate properties and over $500,000,000 of housing projects for the Army, Navy, Air Force and Marine Corps. all over the U.S.

DAVID RENTZ. Mr. Rentz has been a consultant to the Company since 1998 on corporate financing and real estate transactions and most recently as President of Rentz Christian & Co., the Company's investment banker. Rentz Christian is the Dealer Manager of $3.2 million Private Placement for a "Participating First Mortgage Financing Program" (see "Subsequent Events") for Portal Del Mar (see "Business"). Mr. Rentz has been the President of Rentz Christian & Co. for the past four years. Prior Rentz Christian & Co., Mr. Rentz was the President of Florida Country Development, which purchased from the Carlson Companies (TGI Fridays; Radisson Hotels, Carlson Travel Group, etc.) the rights to franchise Country Kitchen Restaurants in Florida. Mr. Rentz has developed commercial and residential real estate projects in Kansas City, Mo. and Springfield, Mo. Mr. Rentz holds an MBA from Rockhurst College and a B.S. in Economics from Central Missouri State University.

DAVID SONNENBLICK. Mr. Sonnenblick has been a consultant to the Company since 1996 on financing, real estate transactions and mergers and acquisitions. Mr. Sonnenblick is currently the Managing Director of the Los Angeles office for Sonnenblick Goldman Co., a national 105-year old investment banking firm, headquartered in New York. Mr. Sonnenblick has successfully closed transactions valued in excess of $1,000,000,000 on behalf of his clients. Mr. Sonnenblick attended the University of Denver where he was an honors student and completed his studies at the University of Colorado where he received a B.A. in Economics in 1982.

ITEM 10.  EXECUTIVE COMPENSATION

Currently, all consultants, officers and Directors of Tri-National Development Corp. serve with minimum compensation and have so served since they have joined the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of April 30, 1999 (based on a total of 25,861,978 outstanding shares of Common Stock) by (I) each of the Company's Directors, (II) each of the Named Executive Officers and (III) all executive officers and directors as a group. Except as otherwise indicated, the Company believes the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Amounts and percentages listed below do not include outstanding and unexercised warrants and options.

NAME AND ADDRESS OF        SHARES BENEFICIALLY         PERCENTAGE
BENEFICIAL OWNER (1)             OWNED (2)         BENEFICIALLY OWNED
--------------------        -------------------     ------------------
Michael A. Sunstein             2,063,240                %7.9800
Jerry Parker, M.D.              1,850,857                 7.1600
Paul G. Goss                      325,000                 1.2600
Jason Sunstein                    275,000                 1.0600
Jay Pasternak                     121,287                 0.4700
Dr. Robert Rosen                   90,000                 0.3500
Arthur Lilly                       74,000                 0.2900
Gilbert Fuentes                    50,000                 0.1900
James Vernes                       15,000                 0.0700
Shane Kennedy                       1,200                 0.0100
Advisory Team                   1,242,000                 4.8000
All Directors and Officers
  as a Group (10)               4,965,584                 18.840
TOTAL OF ABOVE                  6,107,584                 23.640

(1) Except where otherwise noted, the address of the Company's directors and executive officers is c/o Tri-National Development Corp., 480 Camino Del Rio S., Suite 140, San Diego, California 92108.

(2) Does not include the following Employee Stock options issued to officers and directors:

In December of 1996, 975,000 Employee Stock Options were issued to officers and directors to purchase Common Stock in the Company at a price of $.25 per share, expiring December 31, 1999. As of April 30, 1999, 150,000 Employee Stock Options had been exercised at $.25 per share.

For the year ended April 30, 1997 a total of 1,000,000 Employee Stock Options were issued to officers and directors to purchase Common Stock in the Company at a price of $.50 per share and expiring December 31, 1999. As of April 30, 1999, no Employee Stock Options had been exercised at $.50 per share.

For the year ended April 30, 1998 a total of 1,000,000 Employee Stock Options were issued to officers and directors to purchase Common Stock in the Company at a price of $.50 per share and expiring December 31, 1999. As of April 30, 1999, no Employee Stock Options had been exercised at $.50 per share.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

As of April 30, 1999, no person known to the Company, other than the officers and directors listed above, was a beneficial owner of more than five percent of the Company's Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                 PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON Form 8-K

The following documents are filed as a part of the report:

(a) FINANCIAL STATEMENTS. The following consolidated financial statements of the Company are included in Part II, Item 7 of this report:

     Independent Auditors' Report
     Consolidated Balance Sheets as of April 30, 1999 and 1998
     Consolidated Statements of Operations for the year ended April 30, 1999 Consolidated Statements Cash Flows for the ended April 30, 1999 Consolidated Statements of Shareholders' Equity for the year ended April 30, 1999
     Notes to Consolidated Financial Statements

(b) REPORTS ON FORM 8-K. For the year end April 30, 1999, the two following reports on Form 8-K were filed by the Company and are incorporated herein by reference.

DATE OF REPORT           SUBJECT OF REPORT
--------------           -----------------

May 5, 1998              Chino Valley Bank Award
September 16, 1998       Common Stock Repurchase Program

(c ) EXHIBITS.  The following exhibits are filed as a part of this report:

EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------

10.6                     Taig Ventures, Inc. Asset Purchase Agreement for
                         50 Acres
10.7 Asset Purchase Agreement for Portal Del Mar (Note: will be filed with first amendment after translation)
10.8 Asset Purchase Agreement for Plaza Rosarito (Note: will be filed with first amendment after translation)
10.9                     Chino Valley Bank Judgement
27.1                     Financial Data Schedule

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by this undersigned, thereunto duly authorized, in the City of San Diego, California, on this 6th day of August, 1999.

TRI-NATIONAL DEVELOPMENT CORP.
a Wyoming Corporation


BY:  Michael A. Sunstein                     BY:  Gilbert Fuentes
TITLE:  Chief Executive Officer, President   TITLE:  Chief Financial
        Director                                     Officer, Treasurer


                                             BY:  Jason A. Sunstein
                                             TITLE:  Vice President,
                                                     Secretary