Form 10QSB
period 1999-07-31
TRI NATIONAL DEVELOPMENT CORP
filed 1999-09-14
CIK 1034415

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                              FORM 10-QSB


           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES AND EXCHANGE ACT OF 1934


                  For the quarter ended July 31, 1999

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB. [x]

As of July 31, 1999, 30,111,978 shares of the registrant's common stock were outstanding. The aggregate market value of the Registrants's free-trading common stock, held by non-affiliates on July 31, 1999 was approximately $23,985,000, based on the closing price of the stock on July 31, 1999.

                    TRI-NATIONAL DEVELOPMENT CORP.

                              FORM 10-QSB
                  FOR THE QUARTER ENDED JULY 31, 1999

                                 INDEX

                                                                     PAGE
                                                                     ----


                     PART I - FINANCIAL INFORMATION

ITEM 1.        Financial Statements (Unaudited)

          a)   Consolidated Balance Sheets as of July 31, 1998
               and 1999. . . . . . . . . . . . . . . . . . . . . . . . .3

          b)   Consolidated Statements of Operations for
               the three months ended July 31, 1998 and 1999 . . . . . .4

          c)   Consolidated Statements of Cash Flows for
               the three months ended July 31, 1998 and 1999 . . . . . .5

          d)   Consolidated Statements of Stockholders' Equity for
               the three months ended July 31, 1998 and 1999 . . . . . .6

          e)   Notes to the Financial Statements . . . . . . . . . . . .7

ITEM 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . 15



                       PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings . . . . . . . . . . . . . . . . . . . 19
ITEM 2.        Changes in Securities and Use of Proceeds . . . . . . . 19
ITEM 3.        Default of Senior Securities. . . . . . . . . . . . . . 19
ITEM 4.        Submission of Matters to a Vote of Security Holders . . 19
ITEM 5.        Other information . . . . . . . . . . . . . . . . . . . 19
ITEM 6.        Exhibits and Reports on Form 8-K. . . . . . . . . . . . 19


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                     PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS:                                        JUL 31, 1999   JUL 31, 1998
-------                                        ------------   ------------

Current  assets:
----------------
Cash and cash equivalents                       $   808,857    $   222,409
Accounts receivable, net                            442,517        388,286
Citizens Business Bank Judgment
 Receivable (Note 2)                              5,645,670      5,154,125
                                                -----------    -----------
    Total current assets                          6,897,043      5,764,820
                                                -----------    -----------

Investments:
------------
NetRom, Inc. convertible preferred
 stock (Note 3)                                   3,000,000      3,000,000
NetRom, Inc. common stock (Note 4)                        -      4,200,000
Taig convertible preferred stock (Note 5)         3,000,000
MRI medical diagnostics, Inc. (Note 6)               26,638         20,050
Hills of bajamar (Note 7)                         4,341,126      3,785,290
Plaza resort timeshares (Note 8)                 13,634,052     13,079,055
Bajamar las perlas condominiums (Note 9)          6,505,681
Activity link, Inc. ( Note 10)                            -        165,801
Assisted living-Youngtown (Note 11)               4,007,970      4,002,300
Assisted living-Carlsbad and San Marcos
 (Note 12)                                          152,500         32,500
Plaza rosarito (Note 14)                          9,626,456
Portal del mar condominiums (Note 15)               750,594
Hall of fame fitness center (Note 16)                50,558
Alpine gardens east (Note 13)                       280,500
International health network (Note 17)               18,862
                                                -----------    -----------
    Total investments                            45,394,936     28,284,996
                                                -----------    -----------

Other assets:
-------------
Capitalized equipment lease                         467,409
Property, furniture, and equipment,
 net (Note 18)                                      155,044        637,062
                                                -----------    -----------
    Total other assets                              622,453        637,062

                                                -----------    -----------
    Total Assets                                $52,914,433    $34,686,878
                                                ===========    ===========

Liabilities and stockholders' equity:
-------------------------------------
Current liabilities:
--------------------
Accounts payable and accrued liabilities        $   709,965    $   379,445
Citizens Business Bank Judgment legal
 expenses (Note 2)                                1,975,984      1,803,944
Deferred revenue-Citizens Business Bank
 Judgment (Note 2)                                3,669,685      3,350,181
Loans payable-short term-1 year or less
 (Note 19)                                        2,112,042      1,385,192
                                                -----------    -----------
    Total current liabilities                     8,467,677      6,918,762

Notes payable-net of current portion
 (Note 20)                                       30,565,037      9,786,961
                                                -----------    -----------
    Total Liabilities                            39,032,714     16,705,723
                                                -----------    -----------

Stockholders' equity:
---------------------
Common stock                                     16,404,247      9,235,722
Treasury stock                                   (3,879,824)
Convertible preferred stock                       9,458,000      9,458,000
Accumulated deficit                              (8,100,705)      (712,567)
                                                -----------    -----------
    Total stockholders' equity                   13,881,719     17,981,155
                                                -----------    -----------

Total liabilities and stockholders' equity      $52,914,433    $34,686,878
                                                ===========    ===========
 See accompanying notes.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      QUARTERS ENDED
                                               ----------------------------
                                               JUL 31, 1999     JUL 31, 1998
                                               ------------     ------------
Revenues:
---------

  Revenues                                      $    76,200    $   249,618
  Gain on sale of assets                                  -              -
                                                -----------    -----------
    Total Revenues                                   76,200        249,618
                                                -----------    -----------


Operating Expenses:
-------------------

  Corporate note expense (Excluding
   interest)                                        979,894         40,919
  Consulting fees                                    44,320         50,655
  Sales and marketing                               132,044         14,830
  Legal, accounting and insurance                    26,348         41,472
  Interest expense                                  287,473        148,566
  General and administrative                        290,323        261,663
                                                -----------    -----------
    Total operating expenses                      1,760,402        558,105

                                                -----------    -----------
Loss from Operations                             (1,684,202)      (308,487)

  Write-down of investments                               -              -

                                                -----------    -----------
Net income before taxes                          (1,684,202)      (308,487)

  Provision for income taxes                              -              -

                                                -----------    -----------
Net income (loss)                               $(1,684,202)   $  (308,487)
                                                ===========    ===========



Earnings per share-fully diluted                $    (0.050)   $     0.001









See accompanying notes.
                                    4

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      QUARTERS ENDED
                                               ----------------------------
                                                 31-JUL-99       31-JUL-98
                                                 ---------       ---------
Cash from Operating activities
------------------------------
  Net cash loss from operations                 $(1,345,945)   $  (299,331)
  Accounts receivable & notes receivable              2,579        (81,207)
  Accounts Payable                                 (222,525)        24,982
                                                -----------    -----------
    Net Cash from Operating activities           (1,565,891)      (355,556)
                                                -----------    -----------

Cash used in Investments
------------------------
  Furniture and Equipment                             8,604
  Alpine Gardens East                               (10,000)
  MRI Medical Diagnostics                            (2,000)
  Activity Link, Inc.                                              (55,537)
  Assisted Living-Youngtown                          (5,670)      (434,300)
  Assisted Living-Carlsbad and San Marcos           (48,000)
  Hills of Bajamar                                 (150,017)       (61,627)
  Plaza Rosarito                                 (6,719,718)
  Portal Del Mar                                   (650,594)
  Hall of Fame Fitness Center Building
  International Health Network                         (362)
  Capitalized equipment lease
  Bajamar Las Perlas Condominiums                  (505,681)
  Plaza Resort Timeshares                          (279,508)
                                                -----------    -----------
    Net Cash used in Investments                 (8,362,946)      (551,464)
                                                -----------    -----------


Cash provided by financing
--------------------------
  Notes and Loans Payable                        10,329,308        744,950
  Common Stock Private Placements &
   Warrants                                         (52,636)       165,000
                                                -----------    -----------
    Net Cash provided by financing
     activities                                  10,276,672        909,950
                                                -----------    -----------

    Net change in cash and equivalents              347,835          2,930
    Cash and equivalents, beginning of
     quarter                                        461,023        219,481
                                                -----------    -----------
    Cash and equivalents, end of quarter        $   808,857    $   222,411
                                                ===========    ===========









See accompanying notes.
                                    5

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                              PREFERRED       COMMON      TREASURY       MINORITY       ACCUM.           TOTAL
                                STOCK         STOCK         STOCK        INTEREST       DEFICIT          EQUITY
                                -----         -----         -----        -------        -------          ------
Balances at April 30, 1998     $9,458,000    $9,235,722    $        -   $       -      $  (712,567)     $17,981,155

Preferred stock issued                  -                                                                         -
Common stock issued                           3,692,511                                                   3,692,511
Common stock repurchased                                   (2,181,174)                                   (2,181,174)
Minority intrest                                                                -                                 -
Net change in accumulated
 deficit                                                                                (5,703,935)      (5,703,935)

                               ----------    ----------    ----------    ---------     -----------      -----------
Balances at April 30, 1999      9,458,000    12,928,323    (2,181,174)          -       (6,416,502)     $13,788,557

Preferred stock issued
Common stock issued                           3,476,014                                                   3,476,014
Common stock repurchased                                   (1,698,650)                                   (1,698,650)
Net change in accumulated
 deficit                                                                                (1,684,203)      (1,684,203)

                               ----------    ----------    ----------    ---------     -----------      -----------
Balances at July 31, 1999      $9,458,000   $16,404,247   $(3,879,824)   $      -      $(8,100,705)     $13,881,718
                               ==========    ==========    ==========    =========     ===========      ===========







See accompany notes.

                    TRI-NATIONAL DEVELOPMENT CORP.

             NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

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

The fully diluted computation is based on the number of shares for the three months ended July 31, 1999 and 1999. The computation contemplates the dilutive effects of common stock equivalent shares as well as conversion of the convertible preferred stock.

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

In April of 1999, the Company converted the 1,000,000 shares of Netrom, Inc. preferred shares to 2,320,345 shares of restricted common shares and released for sale 850,000 shares within the volume limitations pursuant to Rule 144. As of July 31, 1999, the Company had sold 450,000 shares at an average price of $.75 per share.

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

NOTE 8.   PLAZAS RESORT TIMESHARES AND COMMERCIAL PROPERTY

In December of 1996, the Company entered into an acquisition agreement with Valcas Internacional, S.A., to acquire 100% of the stock of Inmobilaria Plaza Baja California, S.A., a Mexican corporation, including its existing assets, which include 16+ developed acres of ocean front land within the Bajamar resort with plans for 328 vacation ownership (timeshare) units, plus a 26,000 square-foot adjacent commercial building under construction for $13,079,055, payable with notes for $9,079,055 and 1,000,000 Class B Series B Convertible Preferred shares with a value of $4.00 per share. See details for Notes Payable. During the Company's third quarter, the Company paid $200,000 additional as it modified the original contract.

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

As of Julyl 30, 1999, no restricted Common Stock in TND had been issued and a total of $110,000 had been invested in connection with this acquisition. The Company has written this investment off to $0.

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

NOTE 12.  ASSISTED LIVING - CARLSBAD

In October of 1998, the Company entered into a purchase agreement to acquire 3.66 acres of undeveloped property overlooking the Pacific Ocean in Carlsbad, California for $2,900,000, with a $40,000 down payment at signing. The Company, through its majority owned subsidiary, Alpine Gardens East, intends to develop and operate this 180-bed assisted living facility, with an Alzheimer's care component. As of July 31, 1999, the Company had paid a total of $104,500 in connection with this acquisition.

NOTE 13.  ALPINE GARDENS EAST

Alpine Gardens East is a Nevada corporate formed to own and operate assisted living facilities in the southwest United States. As of July 31, 1999, the Company has paid $280,500 in cash and the issuance of 864,500 shares of Class B Series B preferred stock, which was converted during year end April 30, 1999 to 864,500 common shares.

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

NOTE 18.  FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

     Furniture and equipment                 $672,184
     Less accumulated depreciation            (49,731)
                                             --------
                                             $622,453
                                             ========

NOTE 19.  LOANS PAYABLE SHORT-TERM

To implement its business strategy, the Company intends to initially fund acquisitions, development and general working capital by issuing a Private Placement of nine-month Corporate Notes at 10% interest per annum to institutional and accredited investors. The investors principal and interest are guaranteed by the Company and further bonded by New England Surety Co., for up to $15 million. The Company collateralized the $8 million in bonding from New England Surety Co. with 187 acres of its Hills of Bajamar property. The Company has, at its option, the ability to renegotiate for up to an additional $15 million of bonding from New England Surety Co., once the $8 million has been placed, using additional collateral. The Company intends to repay the principal and interest with cash flow generated from leases and sales of residential lots, condominiums, single family homes and timeshares. As of July 31, 1999 the Company placed $9,585,209 in Corporate Notes, of which $1,917,042 will be retired in the next 12 months.

NOTE 20.  LONG-TERM NOTES PAYABLE

Long-term notes payable at July 31, 1999, consisted of the following:

     Note payable to Scripps Bank secured
       By vehicle, due in monthly installments
       Of $460 per month, including interest of
       7.45% through September 2001                    $    10,906

     Note payable to Greater San Diego
       Imaging Center, LLC balloon
       Payment 12% due January 30, 2000                    307,000

     Note payable for capital lease to
       Commercial Money Center, Inc.                       449,520

     Notes payable to Valcas Internacional,
       S.A. de C.V., pursuant to La Perla                5,000,000
       Construction contract

     Corporate Notes payable to accredited
       Investors - 10% per annum                         9,585,209

     Note payable and cash payable to
       DUBSCA upon closing of vacation
       ownership (timeshare) project                     9,079,055

     Note payable to Capital Trust
       Guaranteed by 3 officers and
       Directors and a first trust deed on
       Plaza Rosarito, interest at 12%
       Due October 1, 2000                               8,000,000

     Note payable to North County Bank
       Guaranteed by a stockholder and equipment,
       due in monthly installments of $860, with
       interest at 10.5%, through October, 2001             19,916

     Note payable to Delanorte Investments, Inc.,
       inteest At 10%, due November 1, 2000                200,000

     Note payable to Greater San Diego Imaging
       Center, LLC - 3% per month, due October 1, 2000      25,473
                                                       -----------
                                                        32,677,079
     Less current portion                              ( 2,112,042)
                                                       -----------
     Long-term debt, net of current portion            $30,565,037
                                                       ===========


Maturities of long-term debt are as follows:

     Period ending
     July 31                                           Amount
     -------                                           ------

     2000                                              $10,449,515
     2001                                                5,556,800
     2002                                                5,556,800
     2003                                                5,556,800
     2004                                                5,557,164
                                                       -----------
                                                       $32,677,079
                                                       ===========

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

Future minimum operating lease payments as of July 31, 1999 are as follows:

     1999                                              $   210,700
     2000                                                  252,840
                                                       -----------
                                                       $   463,540
                                                       ===========


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

This facility, with tenant improvements, was originally financed for $2.5 million. The equipment has a current appraisal of $1.2 million and tenant improvements valued at $241,000. A $75,000 "open unit" upgrade was completed for claustrophobic and large patients.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company remained tightly focused through its year end April 30, 1999 and into the first quarter ending July 31, 1999 on the Company's business strategy to maximize shareholder value, which focuses on three priorities: growth, profitability and liquidity through both domestic and international real estate investments. The following discussion and analysis relates to the Company's execution of that strategy and its financial condition and results of operations for the three months ended July 31, 1999. This information should be read in conjunction with our Consolidated Financial Statements and the notes related thereto.

THE COMPANY

Tri-National Development Corp. is a multi-faceted international real estate development, sales and management company. The Company's development efforts are focused in four major areas: residential development, resort properties, commercial development and assisted living facilities.

The Company's projects include current and planned developments in Canada, Mexico and the United States, with a primary focus on large scale, multi-use projects in Northern Baja California, Mexico. The Company started buying property in 1991 some 50 miles south of the San Diego border, in a region known as the "Gold Coast", the stretch of land in between Tijuana and Ensenada. Since that time, there has been an enormous amount of development in the area, with plans for new marinas, a new international airport, film studios, and numerous commercial and residential complexes proposed, initiated and constructed. As a result, the Company's property has seen dramatic appreciation and drawn the Company's focus to this area in Mexico. Since then, the Company has significantly added to its real estate holdings in this region through options and purchases of numerous projects, utilizing its long standing relationships and reputation to purchase quality properties at significant values.

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

The Company is also actively pursuing, through a separate division, the development of assisted living facilities, primarily in the S.W. United States. This division was created to meet the growing need for well-person care for aging baby boomers. The Company sees significant potential synergy between the Baja developments and the assisted living division as the Company works with strategic partners to bring U.S. quality medical care to Baja, thereby allowing the provision of assisted living facilities at a greatly reduced cost relative to similar U.S. properties. In keeping in line with the Company's business strategy and real estate investment objectives, this division balances the Company's optimum real estate holdings between Mexico and the United States.

RESULTS OF OPERATIONS

REVENUES

For the three months ending July 31, 1999, the Company had total revenue of $76,200 with a net loss of $1,684,202 or $.05 per share, compared to $249,618 in total revenues and a net loss of $308,487 or $.001 per share for the same period last year.

OPERATING EXPENSES

As of the date of this filing, the Company is three months into it's new fiscal year, which continues until April 30, 2000. The first year of the new millenium should also bring the Company to a new era of increasing earnings and cash flow. The majority of the Company's shareholders have long recognized Tri-National as a growth company moving towards maturity, much like a research and development company during it's early stages. As a growth company with a low priced stock, Tri-National has had to buy relatively expensive money to execute its business strategy and growth.
This high cost is evident in our past fiscal year and first quarter with the huge fees, sales commissions, associated expenses and interest expense, all of which appears under the G & A expenses, which translated into the year end loss of $.11 per share and first quarter loss of $.05 per share, compared to a net loss of $.001 for the same period last year. As a growth company, Tri-National has focused on the acquisition of properties that will support that growth and properties that will quickly begin
contributing to earnings and cash flow.   The Company incurred these losses
in order to provide for this growth and the opportunity to benefit the shareholders with consistent annual earnings for the next ten years and more.

SALES CHANNELS

To help provide the consistent annual earnings Management seeks to deliver to its stockholders, the Company has formed a mortgage company to arrange financing for prospective customers to facilitate sales of residential lots, condominiums, single family homes and timeshare sales. Not only does this facilitate sales, but mortgages typically earn consistent predictable income while enhancing the balance sheet. The principal sources of income from the mortgage subsidiary are: (1) interest income earned on mortgage loans (2) net gains from the sale of loans, if sold and (3) loan servicing fees.

The Company has started or plans to start sales in the next quarter on the following projects:

PLAZA ROSARITO

In July of 1999, the Company closed escrow on Plaza Rosarito in Baja California, which includes 15 acres of undeveloped beach front land zoned for a 450-room hotel with convention center, an existing 187,500 square foot shopping center, an existing 80% complete condominium complex and 42 residential lots.

A. Fonatur, the tourism arm of the Mexican government, has approved a $38 million loan for the construction of the hotel and convention center. The Company intends to joint venture this component with a major U.S. hotel operator.

B. The Company has already sold roughly 40% of the 187,500 square foot shopping center as commercial condominiums at $200 per square foot, with a 30% down payment and the balance at 15% over 10 years. The down payments are being deposited into an escrow account, until the Company completes approximately $1,500,000 in improvements.

C. The Company plans to sell the 30 condominiums at $100,000 each with a 20% down payment and the balance at 11% over 10 years.

D. The Company plans to sell the 42 residential lots at $30,000 each with a 20% down payment and the balance at 11% over 10 years.

Upon full sell out, the projected gross revenues generated from B, C, and D would be in excess of $41 million with down payments over $11 million and annual mortgage payments of roughly $5.6 million.

PORTAL DEL MAR

In June of 1999, the Company closed escrow on Portal Del Mar in Baja California, which includes 122 condominiums with 46 units 80% complete and 76 at foundation. The Company intends to sell the condominiums as timeshares starting at $3,000 per week with a $1,500 down payment and the balance at 12% over 7 years.

Upon full sell out of the 6,222 weeks at an average price of $4,000, the projected gross revenues would exceed $24 million with down payments of $12 million and annual mortgage payments of approximately $2.3 million.

HILLS OF BAJAMAR

The Company currently owns 494 acres out of a contract for 2,500 acres of undeveloped land in Baja California. In July of 1999, the Company subdivided and zoned 234 acres for 1,100 1/4 acre residential lots. The Company plans to sell the lots starting at $30,000 each with 10% down and 1% per month at 12% interest per year for 180 months. Pursuant to the proposed master plan, the remaining acres are conservatively estimated to be valued at $20,000 per acre (actual bank appraisal completed last year valued the property at $71,000 per acre). Balance owing on the remaining 2,006 acres is $4,800,000 at $600,000 annually with no interest until 2003.

Upon full sell out of the 1,100 residential lots, the projected gross revenues would exceed $33 million with total down payments of $3.3 million and annual mortgage payments of roughly $3.9 million.

BAJAMAR PROPERTIES (EXCLUSIVE OF ESCROW TO ACQUIRE HOTEL AND GOLF PROPERTIES)

The Company owns developed land for the construction of 32 condominiums, known as La Perla, and a 26,000 square foot commercial building and suites across from the main hotel overlooking the Pacific Ocean within the Bajamar Resort. The 32 units have already been pre-sold with deposits for a total of $8 million in gross sales to be financed by outside lenders.

The Company owns an additional 16-acre parcel adjacent to La Perla, zoned for the construction of 326 timeshare units purchased with plans and permits for $12 million with a balance of approximately $7.8 million payable from construction draws when available. The 326 units are projected to generate gross sales in excess of $1670 million, with commissions and marketing estimated at roughly $90 million.

YOUNGTOWN, ARIZONA

This 126-unit assisted living facility is currently under construction on a 6-acre site in Youngtown, Arizona just outside of Phoenix. The models are completed and the infrastructure for remainder of the property is progressing. The Company plans to sell the 126 units at $197,500 each as investments to accredited investors and then maintaining a management contract for the facility. The Company currently has 200 reservations for the 126 units.

All of the properties and potential sales channels listed above do not include management contracts, which provide for additional annual cash flows.

FINANCIAL CONDITION

To implement its business strategy, the Company initially funded acquisitions, development and general working capital by issuing a Private Placement of approximately $10 million in nine-month Corporate Notes at 10% interest per annum. The investors principal and interest are guaranteed by the Company and further bonded by New England Surety Co., for up to $15 million. The Company collateralized the $15 million in bonding from New England Surety Co. with 187 acres of its Hills of Bajamar property.

The Company is in the process of preparing for filing to the S.E.C. a SB-2 Registration Statement for a $15 million convertible preferred stock offering. If the Company is successful in its filing and funding of this offering, proceeds generated would be used to payoff the nine-month Corporate Notes and all non-mortgage debt in addition to providing working capital. The Company intends to pay interest on the preferred shares with cash flow generated from leases and sales of residential lots, condominiums, single-family homes and timeshares.

In addition to the convertible preferred stock offering, the Company is seeking joint venture partners, such as Capital Trust, Inc. of New York, to finance several projects, including the Bajamar Hotel and Golf Resort, the Hills of Bajamar properties and the La Paz Hotel.

Tri-National Development Corp. has not paid cash dividends on its common stock. The preferred stock is estimated to pay $9 to 10.50 per annum per share.

YEAR 2000 ISSUES

Some older computer software was written using two digits rather than four
to define the applicable year.   As a result, those computer programs have
time-sensitive programming software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, create tenant statements, or engage in similar normal business activities.

The Company's plan to resolve Year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has assessed all existing internally used hardware and systems (both information technology and non-information technology) that could be significantly affected by the Year 2000 issue. Based on these assessments, management believes that existing hardware and systems used by the Company are Year 2000 compliant. Additionally, as of July 31, 1999, the Company successfully upgraded the existing network and property operations/accounting systems. These upgrades were instituted to meet current and future needs of the Company, not as a result of our initial Year 2000 assessment. The Company has taken precautions, including testing these systems prior to implementation, to insure that all upgrades and modifications are Year 2000 compliant.

The Company has queried and/or received disclosure statements from significant external service providers. To date, the Company is not aware of any Year 2000 problems with these third parties that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external service providers will be Year 2000 compliant. The inability of these service providers to complete their Year 2000 resolution processes in a timely manner could impact the Company. The effect of non-compliance by service providers is not determinable. The Company has initiated the transition to internalize property management, accounting and sales and leasing of its properties, thereby significantly reducing the use of third parties in these areas.

As noted above, the Company has completed the initial assessment and believes the existing internal systems and upgrades are Year 2000 compliant. The Company does not expect historical and future costs related to the Year 2000 issue to have a material effect on the consolidated financial position or results of operations of the Company. Although management does not currently believe that the effect of the Year 2000 problem will have a material impact on the Company, there is no guarantee that unforeseen circumstances will not arise which could cause a material adverse effect upon the Company's operations

                       PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

See notes to the financial statements.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULT OF SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON Form 8-K

(a) REPORTS ON FORM 8-K. For the three months ended July 31, 1999, no reports on Form 8-K were filed by the Company.

(b ) EXHIBITS.  The following exhibits are filed as a part of this report:

EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------

27.1                     Financial Data Schedule

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, California, on this 14th day of September, 1999.

TRI-NATIONAL DEVELOPMENT CORP.,
a Wyoming Corporation


BY:  Michael A. Sunstein                     BY:  Gilbert Fuentes
TITLE: Chief Executive Officer, President    TITLE: Chief Financial Officer,
       Director                                     Treasurer


                                             BY:  Jason A. Sunstein
                                             TITLE: Vice President,
                                                   Secretary