Form 10QSB
period 1999-10-31
TRI NATIONAL DEVELOPMENT CORP
filed 1999-12-14
CIK 1034415

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                               FORM 10-QSB


            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES AND EXCHANGE ACT OF 1934


                 For the quarter ended October 31, 1999

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



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes [x]   No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB. [x]

As of December 10, 1999, 35,962,653 shares of the registrant's common stock were outstanding. The aggregate market value of the Registrants's free-trading common stock, held by non-affiliates on December 10, 1999 was approximately $21,450,000, based on the closing price of the stock on December 10, 1999.

                     TRI-NATIONAL DEVELOPMENT CORP.

                               FORM 10-QSB
                 FOR THE QUARTER ENDED OCTOBER 31, 1999

                                  INDEX



                                                                     PAGE
                                                                     ----



                     PART I - FINANCIAL INFORMATION

ITEM 1.        Financial Statements (Unaudited)

     A)   Consolidated Balance Sheets as of October 31, 1998
          and 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . .4

     B)   Consolidated Statements of Operations for
          the six months ended October 31, 1998 and 1999 . . . . . . . .5

     C)   Consolidated Statements of Cash Flows for
          the six months ended October 31, 1998 and 1999 . . . . . . . .6

     D)   Consolidated Statements of Stockholders' Equity for
          the six months ended October 31, 1998 and 1999 . . . . . . . .7

     E)   Notes to the Financial Statements. . . . . . . . . . . . . . .8

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . 17



                       PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 21
ITEM 2.   Changes in Securities and Use of Proceeds. . . . . . . . . . 21
ITEM 3.   Default of Senior Securities . . . . . . . . . . . . . . . . 21
ITEM 4.   Submission of Matters to a Vote of Security Holders. . . . . 21
ITEM 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . 21
ITEM 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 21



Signatures     . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

                     PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

A)   Consolidated Balance Sheets as October 31, 1998 and 1999
TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS:                                        OCT 31, 1999   OCT 31, 1998
-------                                        ------------   ------------
Current  assets:
----------------
Cash and cash equivalents                       $   226,999    $   333,748
Accounts receivable, net                            415,297        632,903
Citizens Business Bank Judgment
  Receivable (Note 2)                             5,685,999      5,366,926
                                                -----------    -----------
    Total current assets                          6,328,295      6,333,577
                                                -----------    -----------

Investments:
------------
NetRom, Inc. convertible preferred
  stock (Note 3)                                  3,000,000      3,000,000
NetRom, Inc. common stock (Note 4)                               4,200,000
Taig convertible preferred stock (Note 5)         3,000,000
MRI medical diagnostics, Inc. (Note 6)               26,638         20,050
Hills of bajamar (Note 7)                         4,199,641      4,052,158
Plaza resort timeshares (Note 8)                 13,640,404     13,079,055
Bajamar las perlas condominiums (Note 9)          6,028,681
Activity link, Inc. ( Note 10)                            -        183,411
Assisted living-Youngtown (Note 11)               4,007,970      3,992,300
Assisted living-Carlsbad and San Marcos
  (Note 12)                                         178,503
Plaza rosarito (Note 14)                         10,973,110        100,000
Portal del mar condominiums (Note 15)               754,494
Hall of fame fitness center (Note 16)                50,558
Alpine gardens east (Note 13)                       280,500
International health network (Note 17)               40,584
                                                -----------    -----------
    Total investments                            46,181,083     28,626,974
                                                -----------    -----------

Other assets:
-------------
Capitalized equipment lease                         436,999
Property, furniture, and equipment,
    net (Note 18)                                   144,986        637,062
                                                -----------    -----------
    Total other assets                              581,984        637,062

                                                -----------    -----------
    TOTAL ASSETS                                $53,091,362    $35,597,613
                                                ===========    ===========

Liabilities and stockholders' equity:
-------------------------------------
Current liabilities:
--------------------
Accounts payable and accrued liabilities        $ 1,417,236    $   367,449
Citizens Business Bank Judgment legal
  expenses (Note 2)                               1,990,099      1,878,424
Loans payable-short term-1 year or
  less (Note 19)                                 10,345,355      3,277,048
                                                -----------    -----------
    Total current liabilities                    13,752,691      5,522,921

Deferred revenue-Citizens Business Bank
  Judgment (Note 2)                               3,695,900      3,488,502
Notes payable-net of current portion
  (Note 20)                                      24,609,488      9,547,294
                                                -----------    -----------
    Total Liabilities                            42,058,079     18,558,717
                                                -----------    -----------

Stockholders' equity:
---------------------
Common stock                                     11,375,138      9,069,927
Convertible preferred stock                       9,458,000      9,458,000
Accumulated deficit                              (9,799,854)    (1,489,031)
                                                -----------    -----------
    Total stockholders' equity                   11,033,283     17,038,896
                                                -----------    -----------

Total liabilities and stockholders' equity      $53,091,363    $35,597,613
                                                ===========    ===========

See accompanying notes.

B) Consolidated Statements of Operations for the six months ended October 31, 1998 and 1999

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Six Months
                                                  Ended
                                              -----------------------------
                                               OCT 31, 1999   OCT 31, 1998
                                               ------------   ------------
Revenues:
---------

  Revenues                                      $    76,260    $   369,192
  Gain on sale of assets                                  -              -
                                                -----------    -----------
    Total Revenues                                   76,260        369,192
                                                -----------    -----------


Operating Expenses:
-------------------

  Corporate note expense (Excluding
   interest)                                      2,010,192        513,459
  Consulting fees                                    57,020         89,636
  Sales and marketing                                75,502         24,819
  Legal, accounting and insurance                    84,015         64,219
  Interest expense                                  694,251        175,653
  General and administrative                        538,633        577,199
                                                -----------    -----------
    Total operating expenses                      3,459,613      1,444,985

                                                -----------    -----------
Loss from Operations                             (3,383,353)    (1,075,793)

  Write-down of investments                               -              -
                                                -----------    -----------
Net income before taxes                          (3,383,353)    (1,075,793)

  Provision for income taxes                              -              -
                                                -----------    -----------
Net income (loss)                               $(3,383,353)   $(1,075,793)
                                                ===========    ===========



Earnings per share-fully diluted                    $(0.094)       $(0.050)

See accompanying notes.

C) Consolidated Statements of Cash Flows for the six months ended October 31, 1998 and 1999

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                Six Months
                                                  Ended
                                              -----------------------------
                                               OCT 31, 1999   OCT 31, 1998
                                               ------------   ------------

Cash from Operating activities
------------------------------
  Net cash loss from operations                 $(2,562,329)   $(1,075,793)
  Accounts receivable & notes receivable             29,799       (325,824)
  Accounts Payable                                   (4,600)       674,892
                                                -----------    -----------
    Net Cash from Operating activities           (2,537,130)      (726,725)
                                                -----------    -----------

Cash used in Investments
------------------------
  Furniture and Equipment                            55,650              -
  Alpine Gardens East                               (10,000)
  MRI Medical Diagnostics                            (2,000)
  Activity Link, Inc.                                     -        (73,147)
  Assisted Living-Youngtown                          (5,670)      (424,300)
  Assisted Living-Carlsbad and San Marcos           (74,003)        32,500
  U.S. Treasury Securities & CD'S                         -              -
  Hills of Bajamar                                   (8,532)      (328,497)
  Plaza Rosarito                                 (9,921,372)      (100,000)
  Portal Del Mar                                   (654,494)
  Hall of Fame Fitness Center Building                    -
  International Health Network                      (22,084)
  Capitalized equipment lease                             -
  Bajamar Las Perlas Condominiums                   (28,681)
  Plaza Resort Timeshares                          (260,860)
                                                -----------    -----------
    Net Cash used in Investments                (10,932,046)      (893,444)
                                                -----------    -----------

Cash provided by financing
--------------------------
  Notes and Loans Payable                        12,607,073      1,735,233
   Common Stock Private Placements & Warrants       628,079           (797)
                                                -----------    -----------
    Net Cash provided by financing activities    13,235,152      1,734,436
                                                -----------    -----------

    Net change in cash and equivalents             (234,024)       114,267
    Cash and equivalents, beginning of
     period                                         461,023        219,481
                                                -----------    -----------
    Cash and equivalents, end of period         $   226,999    $   333,748
                                                ===========    ===========
See accompanying notes.

D) Consolidated Statements of Stockholders' Equity for the six months ended October 31, 1998 and 1999



TRI-NATIONAL DEVELOPMENT
CORP.
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY





                                     Preferred        Common         Accum.          Total
                                       Stock           Stock         Deficit         Equity
                                       -----           -----         -------         ------
Balances at April 30, 1998           $9,458,000     $9,235,722      $(712,567)    $17,981,155

Preferred stock issued                        -                                             -
Common stock issued                                  1,511,337                      1,511,337
Common stock repurchased                                                                    -
Minority interest                                                                           -
Net change in accumulated deficit                                  (5,703,935)     (5,703,935)
                                    -----------    -----------    -----------     -----------
Balances at April 30, 1999            9,458,000     10,747,059     (6,416,502)    $13,788,557

Preferred stock issued                        -
Common stock issued                                    628,079                        628,079
Common stock repurchased                                                                    -
Net change in accumulated deficit                                  (3,383,352)     (3,383,352)
                                    -----------    -----------    -----------     -----------
Balances at October 31, 1999         $9,458,000    $11,375,138    $(9,799,854)    $11,033,284
                                    ===========    ===========    ===========     ===========

See accompanying notes.

E)   Notes to the Financial Statements (Unaudited)

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Greater San Diego Imaging Center, a 100% owned subsidiary, Activity Link, Inc., a 100% owned subsidiary, Tri-National Holdings, SA de CV, a 100% owned subsidiary, Planificacion Desarrollos de Jayay, SA de CV, a 100% owned subsidiary the Company. All material intercompany accounts and transactions have been eliminated in the consolidation.

EARNINGS PER SHARE

Primary earnings per share have been computed based on the weighted average number of shares and equivalent shares outstanding during each period. The dilutive effect of stock options and warrants has been considered in the computation of equivalent shares and is included from the respective dates of issuance.

The fully diluted computation is based on the number of shares for the six months ended October 31, 1999 and 1998. The computation contemplates the dilutive effects of common stock equivalent shares as well as conversion of the convertible preferred stock.

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

The bank has filed its appeal on June 16, 1999. This gave Tri-National the right to cross appeal on the basis of the additional damages we believed we could show. However, we decided not to exercise this right and possibly open the door for the Appellate Court to return us to court to evaluate those damages. Instead, we filed our answer to their appeal September 16, 1999 and will now let the Appellate Court proceed.

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

In April of 1999, the Company converted the 1,000,000 shares of Netrom, Inc. preferred shares to 2,320,345 shares of restricted common shares and released for sale 850,000 shares within the volume limitations pursuant to Rule 144. As of October 31, 1999, the Company had sold 850,000 shares at an average price of $.75 per share.

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

In September of 1998, the Company, in accordance with its contract, took title to an additional 257 acres, for a total of 494 acres, and placed the balance of 2,000 acres of Hills of Bajamar in trust with Banco Ixe. Title to the 2,000 acres will be released to the Company as annual payments are made to the seller. The Company is scheduled to make its next payment of $600,000 on December 15, 1999 and take title to an additional 247 acres.

NOTE 8.   PLAZAS RESORT TIMESHARES AND COMMERCIAL PROPERTY

In December of 1996, the Company entered into an acquisition agreement with Valcas Internacional, S.A., to acquire 100% of the stock of Inmobilaria Plaza Baja California, S.A., a Mexican corporation, including its existing assets, which include 16+ developed acres of ocean front land within the Bajamar resort with plans for 328 vacation ownership (timeshare) units, plus a 26,000 square-foot adjacent commercial building under construction for $13,079,055, payable with notes for $9,079,055 and 1,000,000 Class B Series B Convertible Preferred shares with a value of $4.00 per share. See details for Notes Payable. During the Company's second quarter, the Company paid $200,000 additional as it modified the original contract.

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

As of October 31, 1999, no restricted Common Stock in TND had been issued and a total of $110,000 had been invested in connection with this acquisition. The Company has written this investment off to $0.

NOTE 11.  ASSISTED LIVING - YOUNGTOWN

In January of 1998, TND finalized negotiations and executed agreements to purchase its first assisted living facility to be built and delivered, for a combination of $110,000 in cash, 864,500 shares of the Company Class B Series B Convertible Preferred Stock and a new mortgage for a total of $8,140,000. Tri-National, through its majority owned subsidiary, Alpine Gardens East, intends to own and operate this 126-bed assisted living facility in Youngtown, Arizona. This facility is planned to include 40 two-bedroom units, 50 one-bedroom units and 36 units reserved for Alzheimer and Dementia residents. In June of 1998, the Company closed on this property. In July of 1999, a formal ground breaking took place with the Mayor of Youngtown and the Company for the recently finished construction on two models. The Company has received $10,500,000 in construction financing from Del Mar Mortgage for the buildout of the rest of the project, which is well underway with a target completion date of March 2000.

NOTE 12.  ASSISTED LIVING - CARLSBAD

In October of 1998, the Company entered into a purchase agreement to acquire 3.66 acres of undeveloped property overlooking the Pacific Ocean in Carlsbad, California for $2,900,000, with a $125,000 down payment. The Company, through its majority owned subsidiary, Alpine Gardens East, intends to develop and operate this 180-bed assisted living facility, with an Alzheimer's care component. As of October 31, 1999, the Company had paid a total of $125,000 in connection with this acquisition.

NOTE 13.  ALPINE GARDENS EAST

Alpine Gardens East is a Nevada corporate formed to own and operate assisted living facilities in the southwest United States. As of October 31, 1999, the Company has paid $280,500 in cash and the issuance of 864,500 shares of Class B Series B preferred stock, which was converted during year end April 30, 1999 to 864,500 common shares.

NOTE 14.  PLAZA ROSARITO

On November 20, 1998, Tri-National Holdings, S.A. de C.V., a wholly-owned Mexican subsidiary, purchased the Plaza San Fernando property from Banco Bital with a $1 million cash down payment. In July of 1999, Capital Trust, Inc. of New York, one of the Company's Investment Bankers, provided the remaining $8 million necessary to close and complete the escrow and will maintain a participation in the project. Plaza San Fernando's appraised value is in excess of $33 million. Tri-National has renamed this property, Plaza Rosarito. It is located in the heart of Rosarito Beach in Baja California, Mexico, minutes from the 20th Century fox film studio where "Titanic" was filmed and down the street from the famous Rosarito Beach Hotel. Plaza Rosarito includes 15 acres of undeveloped oceanfront land zoned for a 450-room hotel and convention center that is already approved for a $38 million construction loan from Fonatur, the tourism arm of the Mexican government, and 18 acres of developed land, including 187,500 square feet of existing steel and concrete commercial space, 52 developed residential lots and a 80% complete 36-unit condominium complex. The Company has started selling the shopping center as commercial condominiums at an average price of up to $170 per square foot.

NOTE 15.  PORTAL DEL MAR CONDOMINIUMS

In February of 1999, Tri-National Portal, S.A. de C.V., a wholly-owned Mexican subsidiary of Tri-National Development Corp., signed purchase agreements and provided the $100,000 down payment to acquire Portal Del Mar for $1,250,000. Portal Del Mar is a 126-unit, 2 and 3-bedroom condominium development on 6 acres overlooking the Pacific Ocean in Baja California, Mexico, just south of Rosarito Beach. The 126 ocean view condominiums are in various stages of completion, with approximately 46 completed. The Company plans to add a clubhouse, 3 tennis courts, 2 pools and a spa with beach access and palapas. Each condo completed is intended to include solid wood doors with electronic entry card, tile floors throughout, floor to ceiling sliding glass door that give way to an oversize terrace with ocean views, full kitchen, cable TV, VCR, phone and fireplace. Comparable condominiums located across the road are selling in the $250,000 range.
The Company closed on this property in June of 1999. The Company intends to initially operate the project as a hotel and spa and eventually sell the condominiums as timeshare at an average price of $6,000 per week.

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

NOTE 18.  FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

     Furniture and equipment                 $631,715
     Less accumulated depreciation            (49,731)
                                             --------
                                             $581,984
                                             ========

NOTE 19.  LOANS PAYABLE SHORT-TERM

To implement its business strategy, the Company intends to initially fund acquisitions, development and general working capital by issuing a Private Placement of nine-month Corporate Notes at 10% interest per annum to institutional and accredited investors. The investors principal and interest are guaranteed by the Company and further bonded by New England Surety Co., for up to $15 million. The Company collateralized the $15 million in bonding from New England Surety Co. with 187 acres of its Hills of Bajamar property. The Company intends to repay the principal and interest with cash flow generated from leases and sales of residential lots, condominiums, single-family homes and timeshares. As of October 31, 1999 the Company placed $11,664,984 in Corporate Notes, of which $2,079,775 will be retired in the next 12 months.

The Company has made prior, private offerings of its securities, including its common stock and short-term promissory notes, in reliance on exemptions from the registration requirements of the Securities Act of 1933 and applicable state securities laws. Recently, the Company became the subject of a cease and desist order issued by the Wisconsin Securities Division, based on sales of its short-term promissory notes to Wisconsin residents in an approximate amount of $400,000. Although the Company is arguing that the sales meet the requirements of the Wisconsin private offering exemption, it is currently in negotiation with the State of Wisconsin to resolve this issue. Additionally, the Louisiana Commissioner of Securities has opened an investigation of sales of the notes to Louisiana residents.
In the event that it is found that the sales did not meet the requirements of applicable exemptions from registration in Louisiana, it is the position of the State of Louisiana that the Company must refund all investments in the notes to Louisiana purchasers, which total approximately $1,300,000. The State of California has not opened a formal investigation into the sale of the notes, but has requested information. The Company believes the inquiry is directed at the investment bankers who sold the notes. The Company intends to meet any refund obligations, if necessary, and repay notes as they come due in the ordinary course of business with proceeds from the commercial condominium sales at Plaza Rosarito; residential lot sales at the Hills of Bajamar; and of a $25 million placement of its preferred stock. There can be no absolute assurance, however, that the violations will in fact be cured in this manner and therefore it is possible that further remedial action may be required.

Because the Company has relied on federal and state exemptions for placement of its securities, it is possible that other states may find that the Company did not comply with the various blue sky exemptions. The consequences of any such violations may vary from state to state, but could include the requirement that the Company rescind some or all of the sales in such states at the request of the affected subscribers and prepare formal registration statements and/or other documentation at the request of the securities regulators. Additionally, the Company and/or its officers may be subject to fines, penalties, or other appropriate actions required by the regulatory authorities and possible sanctions with regard to the Company's ability to make any public offering in the future. It is currently believed that the potential violations in Louisiana and Wisconsin involve only a small portion of the Company's securities. Consequently, in the event the Company was required to rescind or refund these sales, it is believed that the Company could continue its operations by completing the maximum amount of the preferred offering.

NOTE 20.  LONG-TERM NOTES PAYABLE

Long-term notes payable at October 31, 1999, consisted of the following:
     Note payable to Scripps Bank secured
       By vehicle, due in monthly installments
       Of $460 per month, including interest of
       7.45% through September 2001                      $    10,906

     Note payable to Greater San Diego
       Imaging Center, LLC balloon
       Payment 12% due January 30, 2000                      312,000

     Note payable for capital lease to
       Commercial Money Center, Inc.                         454,887

     Notes payable to Valcas Internacional,
       S.A. de C.V., pursuant to La Perla                  5,000,000
       Construction contract

     Corporate Notes payable to accredited
       Investors - 10% per annum                           9,585,209
       Winsconsin Investors                                  443,073
       Louisiana Investors                                 1,636,702

     Note payable and cash payable to
       DUBSCA upon closing of vacation
       ownership (timeshare) project                       9,079,055

     Note payable to Capital Trust
       Guaranteed by 3 officers and
       Directors and a first trust deed on
       Plaza Rosarito, interest at 12%
       Due October 1, 2000                                 8,000,000

     Note payable to North County Bank
       Guaranteed by a stockholder and equipment,
       due in monthly installments of $860, with
       interest at 10.5%, through October, 2001               19,916

     Note payable to Delanorte Investments, Inc., interest
       At 10%, due November 1, 2000                          229,200

     Note payable to Greater San Diego Imaging
       Center, LLC - 3% per month, due October 1, 2000        25,473
                                                         -----------
                                                          34,954,843
     Less current portion                                (10,345,355)
                                                         -----------
     Long-term debt, net of current portion              $24,609,488
                                                         ===========

Maturities of long-term debt are as follows:

     Period ending
     October 31                                          Amount
     ----------                                          ------

     2000                                                $10,345,355
     2001                                                  6,152,372
     2002                                                  6,152,372
     2003                                                  6,152,372
     2004                                                  6,152,372
                                                         -----------
                                                         $34,954,843
                                                         ===========

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

Future minimum operating lease payments as of October 31, 1999 are as follows:

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
                                             --------
                                             $463,540
                                             ========

NOTE 22.  GREATER SAN DIEGO IMAGING CENTER

This facility has provided magnetic resonance imaging (MRI) services in the San Diego area since 1990. On June 4, 1996 the Company entered into an Asset Purchase Agreement with Greater San Diego Imaging Center (GSDIC) with an effective date of November 1, 1996. GSDIC owns and operates a magnetic resonance imaging center in San Diego, California. The Company agreed to purchase the fixed assets, certain trade accounts receivable, certain assignable contracts, leases and agreements, prepaid expenses and the goodwill of the business. The purchase price is $599,999 for the fixed assets and $1.00 for other assets and is payable as follows:

(a) by payment of $325,000, of which $25,000 U.S. was paid upon execution of the agreement (partially paid from deposit on letter agreement), and
(b) by the issuance of 857,142 common shares of TND based upon a value of $0.35 U.S. per share for total share consideration having a value of $300,000 U.S., and
(c) on December 30, 1996, the Company entered into an agreement with First Colonial Ventures, Ltd., Nevada publicly traded company, to sell it 1/3 of GSDIC for $350,000 cash, payable over twelve months. As of April 30, 1998, First Colonial had paid a total of $112,367, with unpaid principal, interest and penalties of $357,748. The Company declared First Colonial in default and retained the 1/3 interest as liquidated damages.

This facility, with tenant improvements, was originally financed for $2.5 million. The equipment has a current appraisal of $1.2 million and tenant improvements valued at $241,000. A $75,000 "open unit" upgrade was completed for claustrophobic and large patients.

Effective August 31, 1999, the space lease expired and the landlord insisted on a new 5-year lease at an increase that would have brought the monthly rental to almost $9,000 per month. Additionally, parent company and personal guarantees were required. It was determined that the business could not support the expenses required to justify a large financial commitment. Consequently, the center was closed effective August 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

     The Company was organized to create and realize value by identifying and making opportunistic real estate investments through the direct acquisition, rehabilitation, development, financing and management of real properties and/or participation in these activities through the purchase of debt instruments or equity interests of entities engaged in such real estate business. The Company s business strategy is to maximize shareholder value, focusing on three priorities: growth and profitability through both domestic and international real estate investments. The Company s primary source of equity financing has been through private placement of its securities, including short-term promissory notes.
Through October 31, 1999, the Company raised a total of $11,664,984 pursuant to offerings of its short-term promissory notes and gross proceeds of $1,250,000 pursuant to offerings of its common stock.

     The Company s projects include current and planned multi-use developments primarily in the S.W. United States and Northern Baja California, Mexico. The Company currently owns and operates each of these projects either directly or through local subsidiaries. The Company started buying property in 1991 some 50 miles south of the San Diego border, in a region known as the Gold Coast, the stretch of land in between Tijuana and Ensenada. Since that time, there has been an enormous amount of development in the area, with a new marina, plans for a new international airport, film studios, and numerous commercial and residential complexes proposed, initiated and constructed. As a result, the Company s property has seen dramatic appreciation and drawn the Company's focus to this area in Mexico. Since then, the Company has significantly added to its real estate holdings in this region through options and purchases of numerous projects, utilizing its long standing relationships and reputation to purchase quality properties at significant values.

     Most of the additional Mexican projects the Company has acquired involve purchases from a Mexican Bank Trust program previously known as Fobaproa and renamed "IPAB". This agency is a Mexican version of the Resolution Trust Corporation in the U.S. which was created a number of years ago to liquidate massive quantities of U.S. bank properties taken back after default. It is reported that there are up to $96 billion worth of Mexican real estate properties under "IPAB" jurisdiction. The Company has been working in Mexico for almost ten years now, and has developed a reputation as a strong development partner, a contributor to the communities in which it works, and a company with major development and financing resources. As a direct result of the credibility and respect the Company has gained, it is being given the opportunity to participate in the acquisition of some of these properties at terms that represent very attractive values. This allows the Company to become a major force in the ongoing development of this rapidly growing region.

     The Company is also actively pursuing, through a separate division, the development of assisted living facilities, primarily in the S.W. United States. This division was created to meet the growing need for well-person care for aging baby boomers. The Company sees significant potential synergy between the Baja developments and the assisted living division as the Company works with strategic partners to bring U.S. quality medical care to Northern Baja, thereby allowing the provision of assisted living facilities at a greatly reduced cost relative to similar U.S. properties. In keeping in line with the Company's business strategy and real estate investment objectives, this division balances the Company's optimum real estate holdings between Mexico and the United States.

RESULTS OF OPERATIONS

     YEAR ENDED APRIL 30, 1999 COMPARED TO YEAR ENDED APRIL 30, 1998. During the year ended April 30, 1999, the Company incurred a net loss of $(2,906,671) or $(0.113) per share as compared to a net income of $798,390 or $0.046 per share for the same period ended April 30, 1998. This change is primarily attributable primarily to an increase in legal and accounting fees in relation to the Company's offering of it short-term promissory not, and the resulting increase in corporate note expense to $1,863,942 for the year ended April 30, 1999 from $39,597 for the year ended April 30, 1998. For the year ended April 30, 1999, the Company had total revenues of $611,861 compared with $434,413 in total revenues for the preceding fiscal year end.

     The Company's general and administrative expense for the year ended April 30, 1999 increased to $1,532,684 from $963,821 for the same period ending April 30, 1998. This increase is attributable to primarily to the aforementioned increases in legal and accounting fees, the increased corporate note expense resulting from the offering of the Company's short-term promissory notes, resulting in increased consulting fees to $926,640 in 1999 from $96,242 in 1998, and an increase in sales and marketing expenses to $448,944 in 1999 from $40,664 in 1998.

     PERIOD ENDED OCTOBER 31, 1999 COMPARED TO PERIOD ENDED OCTOBER 31, 1998. During the six month period ended July 31, 1999, the Company incurred a net loss of $(3,383,353) or $(0.094) per share as compared to a net loss of $(1,075,793) or $(0.05) per share for the same six months ended October 31, 1998. This change is attributable primarily to an increase in operating expenses for the period as a result of increased corporate note expense and consulting fees. For the six months ended October 31, 1999, the Company had total revenues of $76,200 compared to $369,192 in total revenues for the same period ended October 31, 1998.

     The Company's general and administrative expense for the six months ended October 31, 1999 decreased to $538,633 from $577,199 for the same period ended October 31, 1998. Total operating expenses of the Company increase to $3,459,613 for the period ended October 31, 1999 from $1,075,793 for the same period ended October 31, 1998. The increase in total operating expense can be attributed to an increase in corporate note expense to $2,010,192 for the period ended October 31, 1999 from $513,459 for the same period ended October 31, 1998. This increase is due to the sale of the Company's short-term promissory notes pursuant to federal and state exemptions from registration.

LIQUIDITY AND CAPITAL RESERVES

     Net change in cash during the fiscal year ended April 30, 1999 was $241,542, compared to a net change in cash of $185,924 for the fiscal year ended April 30, 1998. Net cash used by operating activities totaled $(2,853,817) for the year ended April 30, 1999, an increase of $1,478,291 from $(1,375,526) used by operating activities during the year ended April 30,1998. This difference is attributable primarily to an increase in interest paid on corporate notes during the fiscal year ended April 30, 1999 as compared to the same period in 1998.

     Net cash used by investing activities totaled $(2,194,540) during the year ended April 30, 1999, compared to $(37,321) provided during the year ended April 30, 1998, a difference of $2,157,219. This difference is primarily attributable to an increase in expenditures for the acquisition and development of the Company's properties, including Alpine Gardens East, Assisted Living - Youngtown, Assisted Living - Carlsbad, Temecula and San Marcos, California, the Hills of Bajamar, Plaza Rosarito and Portal Del Mar. Net cash used by investing activities totaled $(10,932,046) during the six months ended October 31, 1999, compared to $(893,444) provided during the six months ended for the same period last year. The increase is primarily attributable to the acquisition and development of Plaza Rosarito and Portal Del Mar.

     Net cash provided by financing activities totaled $5,289,899 for the year ended April 30, 1999, an increase of $3,691,128 from $1,598,771 used by financing activities during the year ended April 30, 1998. This difference is primarily attributable to private placements of the Company's common stock and warrants, as well as an increase in notes and loans payable. The Company also repurchased shares of its common stock during the period ended April 30, 1999, in the amount of $3,381,174. Net cash provided by financing activities totaled $13,235,152 for the six months ended October 31, 1999, an increase of $11,500,716 from $1,734,436 provided by financing activities during the six months ended October 31, 1998. This difference is primarily attributable to an increase in notes and loans payable.

     At April 30, 1999, the Company's cash, which includes cash reserves and cash available for investment, was $461,023, up from $219,481 at the preceding fiscal year end. As of October 31, 1999, the Company's cash reserves and cash available for investment was $226,999, and increase primarily attributable to an increase in notes and loans payable following the placement of the short-term promissory notes.

PLAN OF OPERATION

     To date, the Company has obtained funds for the acquisition of its properties from the sale of common stock and short-term promissory notes. The net proceeds of these offerings and the cash flow from the properties have been, and are expected to continue to be, sufficient to fund the Company's operations. However, additional funding will be required for acquisition of additional properties. As a growth company with a low priced stock, the Company has had to buy relatively expensive money to execute its
business strategy and growth.   This high cost is evident in our past
fiscal year and first two quarters with the huge fees, sales commissions, associated expenses and interest expense, which translated into the year end loss of $.11 per share and first six months ended loss of $.094 per share. As a growth company, the Company has focused on the acquisition of properties that will support that growth and properties that will quickly begin contributing to earnings and cash flow. The Company incurred these losses in order to provide for this growth and the opportunity to benefit the shareholders with consistent annual earnings for the next ten years and more.

     To help provide for these consistent annual earnings, the Company has formed a mortgage company to arrange financing for prospective customers to facilitate sales of residential lots, condominiums, single-family homes and timeshare sales. Such mortgages will not only facilitate sales, but typically earn consistent predictable income while enhancing the balance sheet. The principal sources of income from the mortgage subsidiary are:
(1) interest income earned on mortgage loans, (2) net gains from sale of loans, if sold, and (3) loan servicing fees. The Company has started or plans to start sales of the following projects during its next quarter of operation and continuing through the next twelve months.

       PLAZA ROSARITO

     In July of 1999, the Company closed escrow on Plaza Rosarito in Baja California, which includes 15 acres of undeveloped beach front land zoned for a 450-room hotel with convention center, an existing 187,500 square foot shopping center, an existing 80% complete condominium complex and 42 residential lots.

A. Fonatur, the tourism arm of the Mexican government, has approved a $38 million loan for the construction of a hotel and convention center. The Company intends to joint venture this component with a major U.S. hotel operator.

B. The Company has already sold roughly 40% of the 187,500 square foot shopping center as commercial condominiums at an average of $170 per square foot, with a 30% down payment and the balance at 15% over 10 years. All cash purchasers are receiving a 10% discount. The down payments are being deposited into an escrow account, until the Company completes approximately $1,500,000 in improvements, which is already well underway.

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

     PORTAL DEL MAR

     In June of 1999, the Company opened escrow on Portal Del Mar in Baja California, which includes 123 condominiums with 46 units 80% complete and 77 at foundation. The Company intends to ultimately sell the condominiums as timeshares starting at $3,000 per week with a $1,500 down payment and the balance at 12% over 7 years.

     Upon full sell out of the 6,222 weeks at an average price of $4,000, the projected gross revenues would exceed $24 million with down payments of $12 million and annual mortgage payments of approximately $2.3 million.

HILLS OF BAJAMAR

     The Company currently owns 494 acres out of a contract for 2,500 acres of undeveloped land in Baja California. In July of 1999, the Company subdivided and zoned 300 acres for 1,100 1/4 acre residential lots. The Company plans to sell the lots starting at $30,000 each with 10% down and 1% per month at 12% interest per year for 180 months. Pursuant to the proposed master plan, the remaining acres are conservatively estimated to be valued at $20,000 per acre (actual bank appraisal completed last year valued the property at $71,000 per acre). Balance owing on the remaining 2,006 acres is $4,800,000 at $600,000 annually with no interest until 2003.

     Upon full sell out of the 1,100 residential lots, the projected gross revenues would exceed $33 million with total down payments of $3.3 million and annual mortgage payments of roughly $3.6 million.

     BAJAMAR PROPERTIES (EXCLUSIVE OF ESCROW TO ACQUIRE HOTEL AND GOLF
     PROPERTIES)

     The Company is purchasing developed land for the construction of 32 condominiums, known as La Perla, and a 26,000 square foot commercial building and suites across from the main hotel overlooking the Pacific Ocean within the Bajamar Resort. The 32 units have current reservations with deposits.

     The Company is purchasing an additional 16-acre parcel adjacent to La Perla, zoned for the construction of 326 timeshare units purchased with plans and permits for $12 million with a balance of approximately $7.8 million payable from construction draws when available. The 326 units are projected to generate gross sales in excess of $180 million, with commissions, marketing and construction expenses estimated at roughly $90 million.

     YOUNGTOWN, ARIZONA

     This 126-unit assisted living facility is currently under construction on a 6-acre site in Youngtown, Arizona just outside of Phoenix. The models are completed and the infrastructure for remainder of the property is progressing. The Company plans to sell the 126 units at $197,500 each as investments to accredited investors and then maintain a management contract for the facility. The Company currently has 200 reservations for the 126 units.

     All of the properties and potential sales channels listed above do not include management contracts, which could provide for additional annual cash flows.

SECURITIES LAW ISSUES.

     The Company has made prior, private offerings of its securities, including its common stock and short-term promissory notes, in reliance on exemptions from the registration requirements of the Securities Act of 1933 and applicable state securities laws. Recently, the Company became the subject of a cease and desist order issued by the Wisconsin Securities Division, based on sales of its short-term promissory notes to Wisconsin residents in an approximate amount of $400,000. Although the Company is arguing that the sales meet the requirements of the Wisconsin private offering exemption, it is currently in negotiation with the State of
Wisconsin to resolve this issue.  Additionally, the Louisiana Commissioner of Securities has opened an investigation of sales of the notes to
Louisiana residents.  In the event that it is found that the sales did not meet the requirements of applicable exemptions from registration in
Louisiana, it is the position of the State of Louisiana that the Company must refund all investments in the notes to Louisiana purchasers, which total approximately $1,300,000. The State of California has not opened a formal investigation into the sale of the notes, but has requested information. The Company believes the inquiry is directed at the investment bankers who sold the notes. The Company intends to meet any refund obligations, if necessary, and repay notes as they come due in the ordinary course of business with proceeds from the commercial condominium sales at Plaza
Rosarito; residential lot sales at the Hills of Bajamar; and of a $25 million
placement of its preferred stock.   There can be no absolute assurance,
however, that the violations will in fact be cured in this manner and therefore it is possible that further remedial action may be required.

     Because the Company has relied on federal and state exemptions for placement of its securities, it is possible that other states may find that the Company did not comply with the various blue sky exemptions. The consequences of any such violations may vary from state to state, but could include the requirement that the Company rescind some or all of the sales in such states at the request of the affected subscribers and prepare formal registration statements and/or other documentation at the request of the securities regulators. Additionally, the Company and/or its officers may be subject to fines, penalties, or other appropriate actions required by the regulatory authorities and possible sanctions with regard to the Company's ability to make any public offering in the future. It is currently believed that the potential violations in Louisiana and Wisconsin involve only a small portion of the Company's securities. Consequently, in the event the Company was required to rescind or refund these sales, it is believed that the Company could continue its operations by completing the maximum amount of the preferred offering.

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

     The Company's plan to resolve Year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has assessed all existing internally used hardware and systems (both information technology and non-information technology) that could be significantly affected by the Year 2000 issue. Based on these assessments, management believes that existing hardware and systems used by the Company are Year 2000 compliant. Additionally, as of July 31, 1999, the Company successfully upgraded the existing network and property operations/accounting systems. These upgrades were instituted to meet current and future needs of the Company, not as a result of our initial Year 2000 assessment. The Company has taken precautions, including testing these systems prior to implementation, to insure that all upgrades and modifications are Year 2000 cpliant.

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

     As noted above, the Company has completed the initial assessment and believes the existing internal systems and upgrades are Year 2000 compliant. The Company does not expect historical and future costs related to the Year 2000 issue to have a material effect on the consolidated financial position or results of operations of the Company. Although management does not currently believe that the effect of the Year 2000 problem will have a material impact on the Company, there is no guarantee that unforeseen circumstances will not arise which could cause a material adverse effect upon the Company's operations.

                       PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

See Note 19 in notes to the financial statements regarding the sale of short-term notes.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.        DEFAULT OF SENIOR SECURITIES

None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No Annual Meeting of the Shareholders were held during the six months ended October 31, 1999. However, the Company has set its Annual Meeting of the Shareholders for December 22, 1999. The Proxy Statement is incorporated by reference.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS AND REPORTS ON Form 8-K

(a) REPORTS ON FORM 8-K. For the six months ended October 31, 1999, no reports on Form 8-K were filed by the Company.

(b ) EXHIBITS.  The following exhibits are filed as a part of this report:

EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------

27.1                     Financial Data Schedule

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, California, on this 10th day of December, 1999.

TRI-NATIONAL DEVELOPMENT CORP.,
a Wyoming Corporation


/s/ MICHAEL A. SUNSTEIN                      /S/ GILBERT FUENTES
BY:   Michael A. Sunstein                    BY:   Gilbert Fuentes
TITLE:Chief Executive Officer, President     TITLE:Chief Financial Officer,
      Director                                     Treasurer


                                             /s/ JASON A. SUNSTEIN
                                             BY:   Jason A. Sunstein
                                             TITLE:Vice President,
                                                   Secretary