Form 10QSB
period 2000-01-31
TRI NATIONAL DEVELOPMENT CORP
filed 2000-03-31
CIK 1034415

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                               FORM 10-QSB


            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES AND EXCHANGE ACT OF 1934


                 For the quarter ended January 31, 2000

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB. [x]

As of March 22, 2000, 39,223,298 shares of the registrant's common stock were outstanding. The aggregate market value of the Registrants's free-trading common stock, held by non-affiliates on March 22, 2000 was approximately $20,223,532, based on the closing price of the stock on March 22, 2000.

                     TRI-NATIONAL DEVELOPMENT CORP.

                               FORM 10-QSB
                 FOR THE QUARTER ENDED JANUARY 31, 2000

                                  INDEX


                                                                     PAGE
                                                                     ----



PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)

     A)   Consolidated Balance Sheets as of January 31, 1999
          and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . .3

     B)   Consolidated Statements of Operations for
          the nine months ended January 31, 1999 and 2000. . . . . . . .4

     C)   Consolidated Statements of Cash Flows for
          the nine months ended January 31, 1999 and 2000. . . . . . . .5

     E)   Notes to the Financial Statements. . . . . . . . . . . . . . .6

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . 15



PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 17
ITEM 2.   Changes in Securities and Use of Proceeds. . . . . . . . . . 17
ITEM 3.   Default of Senior Securities . . . . . . . . . . . . . . . . 17
ITEM 4.   Submission of Matters to a Vote of Security Holders. . . . . 17
ITEM 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . 17
ITEM 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 18



Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

                     PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

TRI-NATIONAL DEVELOPMENT CORP.
CONSOLIDATED  BALANCE SHEETS

ASSETS:                                              Jan 31, 2000        Jan 31, 1999
-------                                              ------------        ------------
Current  assets:
----------------
Cash in banks                                        $    125,957        $    (71,789)
Cash in banks - Restricted (Note 2)                     1,947,746
Accounts receivable, net                                  362,236             438,633
Assisted living-Youngtown (Note 3)                     18,685,473           4,002,300
Assisted living-Other Locations in process (Note 5)       541,154             340,500
Citizens Business Bank Judgment Receivable (Note 6)     6,092,065           5,566,328
                                                     ------------        ------------
   Total current assets                                27,754,631          10,275,972
                                                     ------------        ------------
Investments:
------------
NetRom, Inc. convertible preferred stock (Note 7)       1,292,794           3,000,000
NetRom, Inc. common stock (Note 8)                              -           4,200,000
Taig convertible preferred stock (Note 9)               3,000,000                   -
MRI Medical Diagnostics, Inc. (Note 10)                    26,638              20,308
Hills of Bajamar (Note 11)                              4,198,456           4,159,159
Plaza Resort Timeshares (Note 12)                      14,647,851          13,341,192
La Perla condominiums (Note 13)                                 -           6,000,000
Activity Link, Inc. ( Note 14)                                  -             216,064
Plaza Rosarito (Note 15)                               11,849,141           1,008,108
Portal Del Mar condominiums (Note 16)                   1,484,232             100,000
Hall of Fame Fitness Center (Note 17)                      50,558              25,000
International Health Network (Note 18)                     17,334              10,000
                                                     ------------        ------------
   Total investments                                   36,567,004          32,079,831
                                                     ------------        ------------
Other assets:
-------------
Capitalized equipment lease                               436,999             489,280
Property, furniture, and equipment, net (Note 19)         136,755             175,810
Other Assets                                              (69,306)
                                                     ------------        ------------
     Total other assets                                   504,448             665,090
                                                     ------------        ------------
     Total Assets                                    $ 64,826,083        $ 43,020,893
                                                     ============        ============
Liabilities and stockholders' equity:
-------------------------------------
Current liabilities:
--------------------
Accounts payable and accrued liabilities             $  1,826,203        $  1,137,101
Citizens Business Bank Judgment expenses (Note 6)       3,171,838           1,948,215
Loans payable-short term-1 year or less (Note 20)      25,229,254           1,053,114
                                                     ------------        ------------
     Total current liabilities                         30,227,294           4,138,430
Deferred revenue-Citizens Business Bank
 Judgment (Note 6)                                      2,920,227           3,618,113
Notes payable-net of current portion (Note 21)         22,433,408          18,746,187
                                                     ------------        ------------
    Total Liabilities                                  55,580,930          26,502,730
                                                     ------------        ------------
Stockholders' equity:
---------------------
Common stock                                           11,015,973          11,375,859
Paid in Capital                                           805,749                   -
Convertible preferred stock                             9,458,000           9,458,000
Accumulated deficit                                   (12,034,569)         (4,315,697)
                                                     ------------        ------------
     Total stockholders' equity                         9,245,153          16,518,162
                                                     ------------        ------------
Total liabilities and stockholders' equity           $ 64,826,083        $ 43,020,893
                                                     ============        ============

See accompanying notes.
                                    3

TRI-NATIONAL DEVELOPMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Nine Months Ended
                                                     --------------------------------
                                                     Jan 31, 2000        Jan 31, 1999
                                                     ------------        ------------
Revenues:
---------

  Revenues                                           $    194,244        $    492,074
  Gain on sale of assets                                        -              27,797
                                                     ------------        ------------
     Total Revenues                                       194,244             519,871
                                                     ------------        ------------


Operating Expenses:
-------------------

  Corporate note expense (Excluding interest)           2,169,449           1,143,362
  Consulting fees                                         102,601             899,185
  Sales and marketing                                     119,570             436,964
  Legal, accounting and insurance                         202,391             301,929
  Interest expense                                      1,006,966             555,148
  General and administrative                              933,228           1,085,743
                                                     ------------        ------------
     Total operating expenses                           4,534,205           4,422,331

                                                     ------------        ------------
Loss from Operations                                   (4,339,961)         (3,902,460)

  Write-down of investments                                (4,664)                  -
  Loss on sale of securities                           (1,251,978)

                                                     ------------        ------------
Net income before taxes                                (5,596,602)         (3,902,460)

  Provision for income taxes                                    -                   -

                                                     ------------        ------------
Net income (loss)                                    $ (5,596,602)       $ (3,902,460)
                                                     ============        ============


Earnings per share-fully diluted                     $     (0.168)       $     (0.153)

See accompanying notes.

TRI-NATIONAL DEVELOPMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Nine Months Ended
                                                     --------------------------------
                                                     Jan 31, 2000        Jan 31, 1999
                                                     ------------        ------------
Cash from Operating activities
  Net cash loss from operations                      $ (4,392,677)       $ (3,902,459)
  Accounts receivable & notes receivable                  152,166            (149,701)
  Accounts Payable                                              -             764,549
                                                     ------------        ------------
       Net Cash from Operating activities              (4,240,511)         (3,287,611)
                                                     ------------        ------------

Cash used in Investments
------------------------
  Furniture and Equipment                                  63,881             (10,141)
  Alpine Gardens East                                           -            (268,000)
  MRI Medical Diagnostics                                  (2,000)
  Activity Link, Inc.                                           -            (105,800)
  Assisted Living-Youngtown                           (14,683,173)           (434,300)
  Assisted Living-Carlsbad and San Marcos                (166,154)            (40,000)
  NetRom Convertible Preferred Stock                    1,707,206                   -
  Hills of Bajamar                                         (7,347)           (435,498)
  Plaza Rosarito                                      (10,772,403)         (1,008,108)
  Portal Del Mar                                       (1,384,232)           (100,000)
  Hall of Fame Fitness Center Building                          -             (25,000)
  International Health Network                              1,166             (10,000)
  Capitalized equipment lease                                   -
  Bajamar Las Perlas Condominiums                               -          (1,000,000)
  Plaza Resort Timeshares                              (1,293,307)           (262,137)
                                                     ------------        ------------
       Net Cash used in Investments                   (26,536,363)         (3,698,984)
                                                     ------------        ------------

Cash provided by financing
--------------------------
  Notes and Loans Payable                              32,120,640           4,390,188
  Common Stock Private Placements & Warrants              268,914           2,305,137
                                                     ------------        ------------
       Net Cash provided by financing activities       32,389,554           6,695,325
                                                     ------------        ------------

       Net change in cash and equivalents               1,612,680            (291,270)
       Cash and equivalents, beginning of period          461,023             219,481
                                                     ------------        ------------
       Cash and equivalents, end of period           $  2,073,703        $    (71,789)
                                                     ============        ============

See accompanying notes.

                    NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

Tri-National Development Corp. ("TND" or the "Company") is a multi-faceted international real estate development, sales and management company, publicly traded under the symbol "TNAV" on the NASDAQ OTC BB and under the symbol "TND" on the Hamburg Stock Exchange. The Company's development efforts are focused in four major areas: residential development, resort properties, commercial development and senior/assisted living facilities.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Greater San Diego Imaging Center, a 100% owned subsidiary, Activity Link, Inc., a 85% owned subsidiary, Tri-National Holdings, SA de CV, a 100% owned subsidiary, Planificacion Desarrollos de Jayay, SA de CV, a 100% owned subsidiary, Inmobilaria Plaza Baja California, S.A. and Alpine Gardens East, Inc., a 75% owned subsidiary. All material intercompany accounts and transactions have been eliminated in the consolidation.

EARNINGS PER SHARE

Primary earnings per share have been computed based on the weighted average number of shares and equivalent shares outstanding during each period. The dilutive effect of stock options and warrants has been considered in the computation of equivalent shares and is included from the respective dates of issuance.

The fully diluted computation is based on the number of shares for the nine months ended January 31, 2000 and 1999. The computation contemplates the dilutive effects of common stock equivalent shares as well as conversion of the convertible preferred stock.

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

NOTE 2.   CASH IN BANKS

NOTE 3.   ALPINE GARDENS EAST

Alpine Gardens East is a Nevada corporation formed to own and operate senior and assisted living facilities in the southwest United States. As of January 31, 2000, the Company has paid $280,500 in cash and the issuance of 864,500 shares of Class B Series B preferred stock, which was converted during year end April 30, 1999 to 864,500 common shares.

NOTE 4.   ASSISTED LIVING - YOUNGTOWN

In January of 1998, TND, through its majority owned subsidiary, Alpine Gardens East, finalized negotiations and executed agreements to purchase its first assisted living facility to be built and delivered, for a combination of $110,000 in cash, 864,500 shares of the Company Class B Series B Convertible Preferred Stock, which was converted to 864,500 common shares and a new mortgage. Tri-National, through Alpine Gardens East, intends to own and operate this 126-bed assisted living facility in Youngtown, Arizona. This facility is planned to include 40 two-bedroom units, 50 one-bedroom units and 36 units reserved for Alzheimer and Dementia residents. In June of 1998, the Company closed on this property. In July of 1999, a formal ground breaking took place with the Mayor of Youngtown and the Company for the recently finished construction on two models. The Company has received $10,500,000 in construction financing from Del Mar Mortgage for the buildout of the rest of the project, which is roughly 75% finished with a target completion date of June 2000. In February of 2000, the Company named Morgan Stanley Dean Witter the preferred lender for the individual mortgages on the units.

NOTE 5.   ASSISTED LIVING - OTHER LOCATIONS IN PROCESS

In October of 1998, the Company entered into a purchase agreement to acquire 3.66 acres of undeveloped property overlooking the Pacific Ocean in Carlsbad, California for $2,900,000, with a $125,000 down payment. The Company, through its majority owned subsidiary, Alpine Gardens East, plans to develop and operate this 180-bed assisted living facility, with an Alzheimer's care component. As of January 31, 2000, the Company had paid a total of $125,000 in connection with this acquisition.

In November of 1999, the Company closed and completed escrow to acquire a fully-zoned 22-acre parcel of real property with plans, located in Temecula, California for $4,300,000. The Company plans to develop a fully-inclusive senior community that will offer medical facilities, Alzheimer's and dementia care, independent and assisted living and senior single family housing. The Company has named the project, Temecula Gardens, Inc. and plans to start construction in mid 2000.

NOTE 6.   CITIZENS BUSINESS BANK JUDGMENT RECEIVABLE

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

NOTE 7.   NETROM, INC. CONVERTIBLE PREFERRED STOCK

In January of 1998, the Company, on behalf of its wholly-owned Mexican subsidiary, Planificacion y Desarrollo Regional Jatay, S.A. de C.V., sold 50 acres of its Hills of Bajamar property to NetRom, Inc., a California publicly traded corporation for $60,000 per acre, for a total purchase price of $3,000,000, plus construction and management contracts on said 50 acres.

NetRom, Inc. delivered to Tri-National Development Corp. at closing,
1,000,000 shares of its Preferred Convertible stock at a value of $3.00 per share for a total value of $3,000,000. The preferred stock accumulates interest at a rate of 15% per annum and will be convertible into common stock at $3.00 per share or market price for the 10 day average prior to the date of conversion, whichever is less, but in no event less than $1.50 per share. The conversion date is at the option of Tri-National
Development Corp., however, no sooner than 12 months from the date of closing and in no case later than 15 days after the common stock of NetRom, Inc. trades at or above $4.00 per share for a period of thirty consecutive days.

Additionally, NetRom, Inc. provided TND warrants to purchase 1,000,000 common shares at a price of $1.25 per share, presumed that NetRom, Inc. would achieve its stated projection of $.31 per share in earnings for the year ending December 31, 1998. In the event that NetRom, Inc. fell below the $.31 per share earnings projection, but no lower than $.21 in earnings for that period, then the warrant price would fall to $1.00 per share. Further, if the earnings fell to between $.11 and $.21, then the option price would be reduced to $.75 per share and in the event the earnings fell below $.11 per share, the option price would be reduced to $.50 per share. The price and terms for the property were based on arms length negotiations between the parties and was approved by the Board of Directors of TND and the shareholders of NetRom, Inc. at their Annual Meeting of Shareholders, held on January 19, 1998.

In April of 1999, the Company converted the 1,000,000 shares of Netrom, Inc. preferred shares to 2,320,345 shares of restricted common shares and released for sale shares within the volume limitations pursuant to Rule
144. As of January 31, 2000, the Company had sold 1,320,345 shares at an average price of approximately $.40.

NOTE 8.   NETROM, INC. COMMON STOCK

In June of 1998, NetRom, Inc. exercised an option to acquire an additional 200 acres of the Company's Hills of Bajamar property for $4.2 million. The $4.2 million was paid with 4.2 million restricted shares of NetRom, Inc. common stock. By exercising its option to acquire the 200 acres, NetRom, Inc. would increase its total holdings to 250 acres. The combined parcel would be utilized via a joint venture arrangement with Tri-National to develop an extreme sports destination resort on a 500-acre total parcel. This investment of 4.2 million common shares of NetRom, Inc. represented approximately 30% of the total shares outstanding of NetRom, Inc.

In April of 1999, this transaction was mutually undone. Neither company was best served by maintaining the inventory of either the stock or the
land.   Consequently, the sale was annulled resulting in the cancellation of the 4,200,000 restricted common shares of Netrom, Inc. and return of the 200 acres of the Company's Hills of Bajamar.

NOTE 9.   TAIG VENTURES, INC. PREFERRED CONVERTIBLE STOCK

In June of 1998, the Company, on behalf of its wholly-owned Mexican subsidiary, Planificacion y Desarrollo Regional Jatay, S.A. de C.V., a Mexican corporation, sold 50 acres of its Hills of Bajamar property to Taig Ventures, Inc., a Utah telecommunications corporation for $60,000 per acre, for a total purchase price of $3,000,000, plus construction and management contracts on said 50 acres.

Taig Ventures, Inc. delivered to Tri-National Development Corp. at closing, 3,000,000 shares of its Convertible Preferred Non-Voting Class B shares at a value of $1.00 per share for a total value of $3,000,000. The preferred stock accumulates interest at a rate of 15% per annum and will be convertible into common stock at $1.00 per share or market price for the 10 day average prior to the date of conversion, whichever is less, but in no event less than $.75 per share. The conversion date is at the option of Tri-National Development Corp., however, no sooner than 12 months from the date of closing and in no case later than 15 days after the common stock of Taig Ventures, Inc. trades at or above $2.00 per share for a period of thirty consecutive days.

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

NOTE 10.  NVESTMENT IN MRI MEDICAL DIAGNOSTICS, INC., A COLORADO CORPORATION

In 1992 the Company sold its wholly owned subsidiary, MRI Medical Diagnostics Inc., a California corporation to Petro-Global, Inc., a Colorado publicly traded corporation. In return, the Company received 6,000,000 restricted common shares of the purchaser, Petro-Global, Inc., plus certain mineral properties and leases. In 1992, the mineral properties were written down to a nil value in the records and the name was changed from Petro-Global, Inc. to MRI Medical Diagnostics, Inc.(MRI-Med). MRI-Med filed for Chapter 11 bankruptcy protection in July 1993 in conjunction with the Chino Valley Bank action (see Note 2). After dividends in kind totaling 2,000,000 shares in 1992 and 1993 to TND shareholders, and due to uncertainty in the underlying value of the remaining 4,000,000 MRI-Med shares held by the Company, the carrying cost of these shares was written-off in 1994. Tri-National Development Corp. filed a reorganization plan on behalf of MRI-Med in August 1995 and, in settlement of the litigation described in Note (2), the Company received 5,900,000 shares of MRI-Med at a deemed value of $0.50 per share, ordered by the U.S. Federal Bankruptcy Court, plus 1,400,000 shares for reimbursement of current expenses. In July of 1997, MRI-Med recapitalized on a 1 for 5 basis. The investment is recorded in the books at a cost of $496,994. The Company declared and paid a stock dividend of 750,000 shares of MRI-Med to TND shareholders of record August 31, 1997 and declared a second stock dividend of an additional 750,000 to TND shareholders of record January 27, 1998. After the stock dividends paid to TND shareholders in 1992, 1993, 1997 and 1998, and shares sold to finance the reorganization, the Company retains approximately 415,000 post-split shares of MRI-Med. MRI-Med is currently traded on the Over the Counter Bulletin Board under the symbol "MMDI" and trades in the $.25 to $.40 range.

NOTE 11.  REAL ESTATE DEVELOPMENT PROPERTY: HILLS OF BAJAMAR

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

The Company then entered into a new agreement in November of 1996 with PMI to acquire all right and title to the 237 acres then fully paid and in escrow, as well as, the balance of the contract for the remaining 2,233 acres for a $700,000 promissory note payable, 500,000 shares of TND Class B Series B Preferred Stock at a value of $4.00 per share and the return of its 51% interest in PMI. In January of 1998, the Company converted the $700,000 promissory note into 1,000,000 common shares of the Company. The Company's basis in the Hills of Bajamar taking into account cash invested, stock issued and notes given, totals $4,159,159. PMI remains responsible for its own debts, including the note due to Mr. Yates.

In September of 1998, the Company, in accordance with its contract, took title to an additional 257 acres, for a total of 494 acres, and placed the balance of 2,000 acres of Hills of Bajamar in trust with Banco Ixe. Title to the 2,000 acres will be released to the Company as annual payments are made to the seller. The Company is in process of making its next payment of $600,000 to take title to an additional 247 acres.

NOTE 12.  PLAZAS RESORT TIMESHARES AND COMMERCIAL PROPERTY

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

NOTE 13.  LA PERLA CONDOMINIUMS

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

NOTE 14.  ACTIVITY LINK, INC.

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

NOTE 15.  PLAZA ROSARITO

On November 20, 1998, Tri-National Holdings, S.A. de C.V., a wholly-owned Mexican subsidiary, purchased the Plaza San Fernando property from Banco Bital with a $1 million cash down payment. In July of 1999, Capital Trust, Inc. of New York, one of the Company's Investment Bankers, provided the remaining $8 million necessary to close and complete the escrow and will maintain a participation in the project. Plaza

San Fernando's appraised value is in excess of $33 million. Tri-National has renamed this property, Plaza Rosarito. It is located in the heart of Rosarito Beach in Baja California, Mexico, minutes from the 20th Century fox film studio where "Titanic" was filmed and down the street from the famous Rosarito Beach Hotel. Plaza Rosarito includes 15 acres of undeveloped oceanfront land zoned for a 450-room hotel and convention center that is already approved for a $38 million construction loan guarantee from Fonatur, the tourism arm of the Mexican government, and 18 acres of developed land, including 187,500 square feet of existing steel and concrete commercial space, 42 developed residential lots and a 80% complete 30-unit condominium complex. The Company has started selling the shopping center as commercial condominiums at an average price of up to $170 per square foot.

NOTE 16.  PORTAL DEL MAR CONDOMINIUMS

In June of 1999, Tri-National Portal, S.A. de C.V., a wholly-owned Mexican subsidiary of Tri-National Development Corp., closed and completed the escrow to acquire Portal Del Mar for $1,250,000. Portal Del Mar is a 126-unit, 2 and 3-bedroom condominium development on 6 acres overlooking the Pacific Ocean in Baja California, Mexico, just south of Rosarito Beach.
The 126 ocean view condominiums are in various stages of completion, with approximately 46 completed. The Company plans to add a clubhouse, 3 tennis courts, 2 pools and a spa with beach access and palapas. Comparable condominiums located across the road are selling in the $250,000 range.
The Company intends to initially operate the project as a hotel and spa and eventually sell the condominiums as timeshares at an average price of $6,000 per week.

NOTE 17.  HALL OF FAME FITNESS CENTER

In February of 1999, Tri-National Tijuana, S.A. de C.V., a newly formed, wholly-owned Mexican subsidiary, signed purchase agreements and provided the $25,000 down payment to acquire the former Banco Atlantico building for $950,000. Banco Atlantico is a 20,000 square foot, 2-story commercial building in the heart of the banking district in Tijuana, Mexico. The Company has signed a letter of intent to lease this building to Hall of Fame Fitness, Inc. Nevada corporation, for the buildout of a fitness center. Additionally, Tri-National would have management and participation agreements.

NOTE 18.  INTERNATIONAL HEALTH NETWORKS, INC.

International Health Networks (IHN) is Nevada corporation and a majority-owned subsidiary of the Company. IHN is headed up by three prominent physicians, all of whom are also shareholders of Tri-National, including Dr. Jerry Parker, who is a director of the Company. IHN is a multitude of U.S. medical services designed for Mexico that the Company has envisioned for the past several years as the magnet for attracting the retiree market in Baja California, Mexico.

The primary focus for IHN is a planned medical campus, to be built on Hills of Bajamar property. The medical campus was originally contracted for by IHN in 1997 in an agreement that called for 150 acres at the south end of the property at a price of $25,000 per acre with an option for an additional 100 acres at $60,000 per acre for 3 years. The Company retained the construction rights to build all required facilities on the combined 250 acres and maintain a property management contract. The campus is to include an acute care hospital associated with a recognized U.S. medical provider, a medical school complete with dormitories, class rooms and auditorium, medical exhibition center, R & D facilities for pharmaceutical industry and facilities for long-term care combined with anti-aging and wellness programs. This campus is important not only to the region, but to the Company's desire to create a retirement mecca on its properties. With IHN now a majority-owned subsidiary of TND, the original contract is being revised. The Company has a minimal cash position in this entity to date.

NOTE 19.  PROPERTY, FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

     Furniture and equipment                      $573,754
     Less accumulated depreciation                 (69,306)
                                                  --------
                                                  $504,448
                                                  ========

NOTE 20.  LOANS PAYABLE SHORT-TERM

To implement its business strategy, the Company initially funded acquisitions, development and general working capital by issuing a Private Placement of nine-month Corporate Notes at 10% interest per annum. The investors principal and interest are guaranteed by the Company and further bonded by New England Surety Co., for up to $15 million. The Company collateralized the $15 million in bonding from New England Surety Co. with 247 acres of its Hills of Bajamar property. The Company intends to repay the principal and interest with cash flow generated from leases and sales of residential lots, commercial and residential condominiums, single-family homes and timeshares. As of January 31, 2000 the Company placed $11,664,984 in Corporate Notes, of which $11,664,984 will be retired in the next 12 months.

The Company has made private offerings of its securities, including its common stock and nine-month promissory notes ("Notes"), in reliance on exemptions from the registration requirements of the Securities Act of 1933 and applicable state securities laws. Recently, the Company became the subject of a cease and desist order issued by the Wisconsin Securities Division, based on sales of its Notes to Wisconsin residents. The nine-month promissory note program was brought to the Company by an investment banking firm and the Company relied on representations made by that firm that a federal exemption was available under the right terms and conditions. With the proceeds being used for specific projects etc., the Notes were considered commercial paper and exempt from securities registration. Although the Company believes it properly met the criteria for exemption, because it used the proceeds to acquire real estate and is arguing that the sales met the requirements of the Wisconsin private offering exemption, it has paid off all of the Notes due in Wisconsin and has placed sufficient funds in its trust account with legal counsel to payoff the last Note due in Wisconsin April 9, 2000. The Company has also agreed to a voluntary cease and desist order in California with respect to sales of those same Notes in that state. The California Department of Corporations will require the Company to offer rescission to California investors in that offering. However, due to the short-term of the Notes, the Company believes that most of the California investors will opt to maintain their investments in those Notes until pay off. The California order does not prohibit future exempt or qualified sales of the Company's securities in California.

Additionally, the Louisiana Commissioner of Securities is currently examining the sales of the Notes to Louisiana residents. In the event that it is found that the sales did not meet the requirements of applicable exemptions from registration in Louisiana, it is the position of the State of Louisiana that the Company must refund all investments in the Notes to Louisiana purchasers. The Company issued approximately $1,500,000 in Notes to Louisiana investors. The Company has already started to pay off Notes due in Louisiana and intends to meet the balance of the refund obligation with a combination of revenues generated by Plaza Rosarito, equity and/or debt financing and the leveraging of portions of its real estate portfolio.
 There can be no absolute assurance, however, that the violations will in fact be cured in this manner and therefore it is possible that further remedial action may be required.

Because the Company has relied on federal and state exemptions for placement of its Notes, it is possible that other states may find that the Company did not comply with the various blue sky exemptions. The consequences of any such violations may vary from state to state, but could include the requirement that the Company rescind some or all of the sales in such states at the request of the affected subscribers and prepare formal registration statements and/or other documentation at the request of the securities regulators. Additionally, the Company and/or its officers may be subject to civil and/or criminal fines or penalties including, but not limited to, a sanction with regard to the Company's ability to make any public offering in the future. It is believed that the Company can continue its operations through its development of cash and revenues from its ongoing operations despite the rescission offer in California and potential refund to Louisiana investors.

NOTE 21.  LONG-TERM NOTES PAYABLE

Long-term notes payable at January 31, 2000, consisted of the following:

     Note payable to Greater San Diego
       Imaging Center, LLC balloon
       Payment 12% due January 31, 2001                        312,000

     Note payable for capital lease to
       Commercial Money Center, Inc.                           454,887

     Corporate Notes payable                                11,664,984

     Note payable and cash payable to
       DUBSCA upon closing of vacation
       ownership (timeshare) project                         9,079,055

     Note payable to Capital Trust
       Guaranteed by 3 officers and
       Directors and a first trust deed on
       Plaza Rosarito, interest at 12%
       Due July 31, 2000                                     8,000,000

     Note payable to North County Bank
       Guaranteed by a stockholder and equipment,
       due in monthly installments of $860, with
       interest at 10.5%, through October, 2001                 19,916

     Note payable to Delanorte Investments, Inc., interest
       At 10%, due January 31, 2001                            229,200

     Note payable to Greater San Diego Imaging
       Center, LLC - 3% per month, due October 1, 2000          25,473

NOTE 22.  LEASES

The Company leases two office facilities in San Diego, California and one in Ensenada, Baja California under operating leases which expire in 1999 and the year 2000, respectively. The leases generally require the Company to pay all maintenance, insurance and property taxes and are subject to certain minimum escalation provisions. The Company also leases autos, equipment and computers.


Future minimum operating lease payments as of January 31, 2000 are as follows:

     2000                                              $210,700
     2001                                               252,840
                                                       --------
                                                       $463,540
                                                       ========

NOTE 23.  GREATER SAN DIEGO IMAGING CENTER

This facility has provided magnetic resonance imaging (MRI) services in the San Diego area since 1990. On June 4, 1996 the Company entered into an Asset Purchase Agreement with Greater San Diego Imaging Center (GSDIC) with an effective date of November 1, 1996. The Company agreed to purchase the fixed assets, certain trade accounts receivable, certain assignable contracts, leases and agreements, prepaid expenses and the goodwill of the business. The purchase price was $599,999 for the fixed assets and $1.00 for other assets and is payable as follows:

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

This facility, with tenant improvements, was originally financed for $2.5 million. The equipment had an appraisal of $1.2 million and tenant improvements valued at $241,000. A $75,000 "open unit" upgrade was completed for claustrophobic and large patients.

Effective August 31, 1999, the space lease expired and the landlord insisted on a new 5-year lease at an increase that would have brought the monthly rental to almost $9,000 per month. Additionally, parent company and personal guarantees for the fully amount of $540,000 were required. It was determined that the business could not support the expenses required to justify a large financial commitment. Consequently, the center was closed effective August 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The Company was organized to create and realize value by identifying and making opportunistic real estate investments through the direct acquisition, rehabilitation, development, financing and management of real properties and/or participation in these activities through the purchase of debt instruments or equity interests of entities engaged in such real estate business. The Company's business strategy is to maximize shareholder value, focusing on three priorities: growth, profitability and liquidity through both domestic and international real estate investments. The Company's primary source of equity financing has been through private placement of its securities, including short-term (nine-month) promissory notes (the "Notes"). Through January 31, 2000, the Company raised $12,541,840 pursuant to private placement offerings of its common stock and short-term promissory Notes.

RESULTS OF OPERATIONS

YEAR ENDED APRIL 30, 1999 COMPARED TO YEAR ENDED APRIL 30, 1998.

During the year ended April 30, 1999, the Company incurred a net loss of $(2,906,671) or $(0.113) per share as compared to a net income of $798,390 or $0.046 per share for the same period ended April 30, 1998. This change is primarily attributable to an increase in legal and accounting fees in relation to the Company's offering of it short-term promissory notes, and the resulting increase in corporate note expense to $1,863,942 for the year ended April 30, 1999 from $39,597 for the year ended April 30, 1998. For the year ended April 30, 1999, the Company had total revenues of $611,861 compared with $434,413 in total revenues for the preceding fiscal year end.


The Company's general and administrative expense for the year ended April 30, 1999 increased to $1,532,684 from $963,821 for the same period ending April 30, 1998. This increase is primarily attributable to the aforementioned increases in legal and accounting fees, the increased corporate note expense resulting from the offering of the Company's short-term promissory Notes, an increase in consulting fees to $926,640 in 1999 from $96,242 in 1998, and an increase in sales and marketing expenses to $448,944 in 1999 from $40,664 in 1998.

PERIOD ENDED JANUARY 31, 2000 COMPARED TO PERIOD ENDED JANUARY 31, 1999.

During the nine month period ended January 31, 2000, the Company incurred a net loss of $(5,596,602) or $(.168) per share as compared to a net loss of $(3,902,459) or $(0.153) per share for the same nine months ended January 31, 2000. This change is attributable primarily to an increase in operating expenses for the period as a result of increased corporate note expense and consulting fees. For the nine months ended January 31, 2000, the Company had total revenues of $194,244 compared to $492,074 in total revenues for the same period ended January 31, 1999.

The Company's general and administrative expense for the period ended January 31, 2000 decreased to $933,228 from $1,085,743 for the same period ended January 31, 1999. Total operating expenses of the Company increased to $4,534,205 for the period ended January 31, 2000 from $4,422,331 for the same period ended January 31, 1999. This is attributable to an increase in interest expense to $1,006,966 for the period ended January 31, 2000 from $555,148 for the same period ended January 31, 1999. Additionally, the increase in total operating expense can be attributed to an increase in corporate note expense, excluding interest, to $2,169,449 for the period ended January 31, 2000 from $1,143,362 for the same period ended January 31, 1999. This increase is due to the sale and cost of processing of the Company's short-term promissory Notes.

LIQUIDITY AND CAPITAL RESERVES

Net change in cash during the nine months ended January 31, 2000 was $1,612,680, compared to a net change in cash of $(291,270) for the nine months ended January 31, 1999. Net cash used by operating activities totaled $(4,240,511) for the nine months ended January 31, 2000, an increase of $(952,900) from $(3,287,611) used by operating activities during the nine months ended January 31,1999. This difference is attributable primarily to an increase in interest paid on corporate Notes during the nine months ended January 31, 2000 as compared to the same period in 1999.

Net cash used by investing activities totaled $(26,536,363) during the nine months ended January 31, 2000, compared to $(3,698,984) provided during the nine months ended January 31, 1999, a difference of $(22,837,379). This difference is primarily attributable to an increase in expenditures for the acquisition and development of the Company's properties, including Assisted Living - Youngtown, Carlsbad, San Marcos and Temecula Gardens, the Hills of Bajamar, Plaza Rosarito and Portal Del Mar.

Net cash provided by financing activities totaled $32,389,554 for the nine months ended January 31, 2000, an increase of $25,694,229 from $6,695,325 used by financing activities during the nine months ended January 31, 1999. This difference is primarily attributable to private placements of the Company's common stock and warrants, as well as an increase in Notes and loans payable.

At January 31, 2000, the Company's cash, which includes cash reserves and cash available for investment, was $2,073,703, up from $(71,789) at the preceding nine months end.

PLAN OF OPERATION

To date, the Company has obtained funds for the acquisition of its properties from the sale of common stock and 9-month promissory notes. Recently, state and federal securities regulators have begun to target nine-month note programs, primarily being offered by sham and/or start-up companies. The Company has agreed to voluntarily cease sales of its Notes, although management feels that the program met the requirements of federal and state exemptions from registration for sales of commercial paper. Due to the cessation of its Note sales, the Company has experienced an immediate need for alternative funding both to service the existing Notes and for the completion of development on its current projects, including Plaza Rosarito. Although the Company hopes to pay off the Notes with proceeds generated from Plaza Rosarito, additional equity and/or debt financing may be required, in part, to service and retire that pre-existing debt. Additional funding may be required for acquisition of additional
properties and completion of development of existing properties.   The
Company believes that completion of development will result in an immediate and long-term increase in the Company's revenues, and that revenues generated from existing properties can be used to acquire new properties and to build up and diversify the Company's real estate investment portfolio.

Due to disagreements with the investment banking firm which originally presented the short-term promissory note offering to the Company over the Company's voluntarily cessation of sales and renewals of those Notes and the cost of continued payment processing, the Company has taken over the processing of the Notes until their maturity. The extent to which the increased devotion of resources to the processing of those Notes will impact the Company cannot be predicted with certainty.

The Company intends to obtain funds to complete development of several of its current projects through a combination of equity and/or debt financing (including up to $20,000,000 in convertible debentures), revenues from Plaza Rosarito and Youngtown and the leveraging of portions of its real estate portfolio. These current projects are expected to produce increased revenues to the Company, allowing it to move away from financing its operations through the sale of securities. However, due to a number of factors beyond its control, there can be no assurance that the Company will be able to do so.

As of the date of this report, the Company has no sources of financing other than the sale of securities and, possibly, property secured financing. The Company believes that it will be able to obtain property secured financing to aid in completion of Plaza Rosarito, and that the income produced by leases of that property will provide sufficient revenues to aid in completion of other projects and pay off the Notes. In addition, the Company believes that the income produced by management fees and the sale of condominiums at its Youngtown Gardens project will also aid in completion of other projects and pay off the Notes.

                       PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As described in Note 2, the Company has a partial interest in an approximately $5,000,000 judgment rendered against Citizen's Business Bank in favor of MRI Grand Terrace, Inc. That judgment is currently on appeal in the California Court of Appeals, San Bernardino County California. Pursuant to a settlement agreement between the Company and MRI Medical Diagnostics, Inc. ("MRI"), entered in the bankruptcy proceeding of that company, the estate of MRI is entitled to 30% of a portion of the net proceeds of any judgment surviving the appeal.

As described in Note 19 to the financial statements above, the Company has made a prior offering of nine-month promissory notes pursuant to federal and state exemptions for commercial paper. The Company believes that it complied with the "specific use of proceeds" requirement of that exemption because it applied the proceeds to the acquisition of real property. However, despite this contention, the Company has been made the subject of a Wisconsin cease and desist order with respect to the Notes. Pursuant to arrangement with the State of Wisconsin, the Company has offered rescission to Wisconsin investors in the Notes. The Company has paid off all of the Notes due in Wisconsin, with the exception of one Note which does not become due until April 9, 2000. That investor has rejected the Company's offer of rescission and opted to hold the Note until maturity.

On January 27, 2000, the California Department of Corporations issued a Desist and Refrain Order against the Company with respect to future sales or renewals of the Notes to California residents, and, pursuant to a settlement agreement entered into between the Department of Corporations and the Company, will require the Company to offer rescission to each of the California noteholders. Payment on the rescission offer will not be due until June 16, 2000, and the Company is confident of its ability to pay off the Notes held by the California investors either at maturity or by means of the rescission offer when payment becomes due. The California order does not prevent future exempt or qualified sales of the Company's other securities in the State of California.

The Company is currently under investigation by the State of Louisiana with respect to sales of the Notes in that state. It is the position of the State of Louisiana that, should it be determined that the Company did not comply with appropriate state securities registration exemptions in the sales of the Notes, it will be required to refund the initial investment to its Louisiana noteholders. The Company issued approximately $1,500,000 in principal amount of the Notes to Louisiana investors.

The Company believes it can continue its operations and complete construction on its current projects despite the California rescission offer and potential refund in Louisiana. However, the Company may seek additional equity and/or debt financing in order to meet its obligations to its noteholders and/or to complete current projects so that revenues from those projects can be applied toward payment on the Notes.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULT OF SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of the Shareholders on December 22, 1999 for the election of directors and ratification of accountants. The Proxy Statement filed November 24, 1999is incorporated by reference.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON Form 8-K

(a) REPORTS ON FORM 8-K. For the nine months ended January 31, 2000, no reports on Form 8-K were filed by the Company.

(b ) EXHIBITS.  The following exhibits are filed as a part of this report:

EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------

27.1                     Financial Data Schedule

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, California, on this 30th day of March, 2000.

TRI-NATIONAL DEVELOPMENT CORP.,
a Wyoming Corporation


       /s/ MICHAEL A. SUNSTEIN                    /s/ GILBERT FUENTES
BY:    Michael A. Sunstein                 BY:    Gilbert Fuentes
TITLE: Chief Executive Officer, President  TITLE: Chief Financial Officer,
       Director                                   Treasurer


                                                  /s/ JASON A. SUNSTEIN
                                           BY:    Jason A. Sunstein
                                           TITLE: Vice President,
                                                  Secretary