Form 10KSB40
period 2000-04-30
TRI NATIONAL DEVELOPMENT CORP
filed 2000-08-14
CIK 1034415

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-KSB

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED APRIL 30, 2000

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

                  Common Stock, No Par Value Per Share
                            (Title of Class)



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes X  No
                                                       ---   ---



Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB.   [x]



As of August 10, 2000, 31,760,534 shares of the registrant's common stock were outstanding. The aggregate market value of the Registrants's free-trading common stock, held by non-affiliates on August 10, 2000 was approximately $6,700,000, based on the closing price of the stock on August 9, 2000.

                     TRI-NATIONAL DEVELOPMENT CORP.

                               FORM 10-KSB
                FOR THE FISCAL YEAR ENDED APRIL 30, 2000

                            TABLE OF CONTENTS



                                                                       PAGE
                                                                       ----



                                 PART I

ITEM 1.        Business. . . . . . . . . . . . . . . . . . . . . . . . .3
ITEM 2.        Properties. . . . . . . . . . . . . . . . . . . . . . . 15
ITEM 3.        Legal Proceedings . . . . . . . . . . . . . . . . . . . 16
ITEM 4.        Submission of Matters to a Vote of Security Holders . . 18




                                 PART II

ITEM 5.        Market for Registrant's Common Stock and Related
               Stockholder Matters . . . . . . . . . . . . . . . . . . 18
ITEM 6.        Management's Discussion and Analysis of Results of
               Operations and Financial Condition. . . . . . . . . . . 21
ITEM 7.        Financial Statements and Supplementary Data . . . . . . 23
ITEM 8.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosures. . . . . . . . . . 37



                                PART III

ITEM 9.        Directors and Executive Officers of the Registrant. . . 38
ITEM 10.       Executive Compensation. . . . . . . . . . . . . . . . . 42
ITEM 11.       Security Ownership of Certain Beneficial Owners
               and Management. . . . . . . . . . . . . . . . . . . . . 44
ITEM 12.       Certain Relationships and Related Transaction . . . . . 44



                                 PART IV

ITEM 13.       Exhibits, Financial Statement Schedules and Reports on
               Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . 45


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 45

                                 PART I

ITEM 1.        BUSINESS

GENERAL

Tri-National Development Corp. is a multi-faceted international real estate development, sales and management company. The Company's development efforts are focused in four major areas: residential development, resort properties, commercial development and, indirectly through a majority-owned subsidiary, senior and assisted living facilities.

The Company's projects include current and planned developments in Mexico and the United States, with a primary focus on large scale, multi-use projects in Northern Baja California, Mexico. The Company started buying property in 1991 some 50 miles south of the San Diego border, in a region known as the "Gold Coast", the stretch of land in between Tijuana and Ensenada. Since that time, there has been an enormous amount of development in the area, and the Company's property has seen dramatic appreciation. Since then, the Company has significantly added to its real estate holdings in this region through options and purchases of numerous projects, utilizing its long standing relationships and reputation to purchase quality properties at significant values. This allows the Company to become a major force in the ongoing development of this rapidly growing region.

The Company is also actively pursuing, through a majority-owned subsidiary, the development of assisted living facilities, primarily in the S.W. United States, to meet the growing need for well-person care for aging baby boomers. The Company sees significant potential synergy between the Baja developments and the assisted living division as the Company works with strategic partners to bring U.S. quality medical care to Baja, thereby allowing the provision of assisted living facilities at a greatly reduced cost relative to similar U.S. properties.

The Company was founded in 1988 by Michael Sunstein and became a publicly traded Canadian corporation in 1989. Since then, the Company has renounced its original state of incorporation under the laws of the Province of British Columbia, Canada and on February 24, 1997 applied for Certificate of Registration and filed Articles of Continuation in the office of the Secretary of State of Wyoming. The Company is now incorporated under the laws of the state of Wyoming in accordance with W.S. 17-16-1710 without any break in corporate existence. The Company is publicly traded on the NASDAQ OTC BB under the symbol "TNAV" and under the symbol "TND" on the Hamburg Stock Exchange and the Frankfurt Stock Exchange. The Company maintains its executive offices in San Diego, California at 480 Camino Del Rio S., Suite
140 and its telephone number is 619-718-6370.   As used herein, the term
"TND" or "Company" refers to Tri-National Development Corp. and its subsidiaries, unless the context indicates otherwise.

BUSINESS STRATEGY

The Company remains tightly focused on its business strategy to maximize shareholder value, which focuses on three priorities: growth, profitability and liquidity through both domestic and international real estate investments. The Company has a long standing escrow to: (1) purchase and expand Bajamar Ocean Front Hotel and Golf Resort, an existing 27-hole golf course (averaging approximately 4,000 to 5,000 rounds per month), 81 room hotel (averaging 70% occupancy rate) located in Baja California, Mexico, about 50 miles south of San Diego, California; (2) construct and sell 328 ocean view timeshare units and 26,000 square feet of commercial space within the Bajamar Resort; (3) purchase and develop the 2,500-acre Hills of Bajamar commercial, residential and industrial project; (4) expand Plaza Rosarito, an existing 187,500 square foot commercial shopping center, 52 developed residential lots, a 36-unit condominium complex and 15 acres of undeveloped ocean front land zoned for a 450-room hotel and convention center, located in Rosarito Beach, Baja California; (5) expand Portal Del Mar, an existing 123-unit condominium development overlooking the Pacific Ocean; (6) purchase and expand the former Banco Atlantico building, an existing 20,000 square foot, 2-story commercial building, located in the banking district of Tijuana, Mexico; (7) develop and construct assisted living facilities in the Southwest U.S. and Mexico, starting with our existing projects in Youngtown, Arizona, San Marcos, California and Temecula, California; and (8) directly or indirectly develop and acquire hotel properties in the South and Southeast United States, with properties in Tennessee, North Carolina, Louisiana and Mississippi under current review.

The Company continues to explore opportunities to enter new markets and plans to grow in its existing markets. Growth in, both new and existing markets, is expected to be supplemented by strategic acquisitions from time to time. The Company's business strategy could be materially affected by various risk factors such as changes in general economic or political conditions either nationally or in the regions in which the Company operates or may commence operations, job growth and employment levels, home mortgage interest rates or consumer confidence, among other things (See "RISK FACTORS"). Nevertheless, the Company remains optimistic about its ability to grow its business in 2000.

Land Acquisition and Development

Management believes that its business requires in-depth knowledge of local markets in order to acquire land in desirable locations and on favorable terms, to engage subcontractors, to plan communities keyed to local demand, to anticipate customer tastes and price ranges in specific markets and to assess the regulatory environment.

The development process generally consists of three phases: land acquisition; land development; construction and sale or lease. The development cycles vary depending on the extent of the government approvals required, the size of the development, necessary site preparation, weather conditions and marketing results. When feasible, the Company acquires land positions through the use of options. In addition, the Company acquires finished lots, condos and commercial building within its pricing parameters, which reduces the development cycle and provides balance to its real estate investment portfolio. In acquiring land, the Company considers such factors as: current market conditions, with an emphasis on the prices of comparable sales and leases, expected sales and lease rates, proximity to metropolitan areas, population, industrial and commercial growth patterns, estimated costs, customer preferences and environmental and regulatory matters. The Company employs standards for assessing all proposed purchases based, in part, upon after tax cash flow and overall return on investment. Consistent with these standards, the Company seeks to minimize and defer all expenditures for purchases by utilizing options, phasing land purchases and development, and relying upon non-recourse seller financing or third party lenders. In addition, the Company emphasizes pre-sales in virtually all of its developments versus speculative inventory.

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

Sales

Sales by the Company are generally made pursuant to a standard sales contract, which generally requires a customer deposit at the time of execution and an additional payment upon mortgage approval. Subject to particular contract provisions, the Company generally permits customers to cancel their obligations and obtain refunds of their deposits in the event mortgage financing is unobtainable within a specified period of time.

Provided escrows can be closed on all of its current properties, Management believes the Company's current supply of land is sufficient for its reasonably anticipated needs over the next several years, and that it will be able to acquire additional land on acceptable terms for future developments absent great changes in current land acquisition market conditions.

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

THE PROPERTIES

CURRENT AND PLANNED DEVELOPMENTS IN MEXICO

Hills of Bajamar

The Hills of Bajamar property is a 2,500-acre parcel located in the Municipality of Ensenada, on the Pacific Ocean side of Baja California, Mexico, roughly 50 miles south of San Diego, California. The purchase contract completed in 1992 through the Company's wholly-owned Mexican subsidiary, Planificacion Desarollos de Jatay, S.A. de C.V. ("Planificacion"), provides for an overall purchase price of $6,000,000 for
the 2,500 acres ($2,400 per acre or $.60 per sq. meter).   The property is
being purchased on a gradual basis in 247-acre increments at $600,000 apiece. In September 1998, the Company, in accordance with its contract,
had taken title to an additional 247 acres.   In September 2000, in
accordance with its contract, the Company is scheduled to make additional $600,000 payment. The Company recently received a financing commitment for $2,000,000 to make this scheduled payment and complete the engineering for Vinas de Bajamar (See below). This will give the Company title to a total of approximately 750 acres and places the balance of roughly 1,750 acres in
trust with Banco Ixe.   Title to additional acres will be released to the
Company as annual payments are made to the seller. In the event the Company is unable to make its scheduled annual payments, the trust is subject to cancellation and the property will be subject to refinancing under which the Company may be required to pay a significantly higher price per acre. Balance owing on the remaining 2,000 acres is $4,800,000 at $600,000 annually with no interest until 2003.

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

The Hills of Bajamar property is located in the region that has become known as "the Gold Coast" because of the current and planned developments. New developments in the region include: (1) access to U.S. title insurance;
(2) access to U.S. mortgage money; (3) a $200 million plan to privatize and expand the port of Ensenada, which is underway and is to include a 70 mile railroad link to the United States, Baja California's first container-handling facility, and a new passenger cruise ship terminal, which is also under construction; (4) a $400 million power plant that will generate 440 megawatts, enough to power one million homes, to be built in the Rosarito and Ensenada area; (5) the possible legislation of casino gaming which would be a tremendous windfall for the Mexican economy and the Baja California coast; (6) construction is under way on Puerto Salina, a reported $150 million, 600-boat marina that is located just one mile north of the Hills of Bajamar or 46 nautical miles south of San Diego; (7) Fox Studios has built a movie studio located on a 150-acre site just north of the Hills of Bajamar with a project cost in excess of $55 million for the filming of the movie, the Titanic. There are many additional movies scheduled for filming at this same studio. Fox recently announced the addition of "Fox World", a $100 million theme park to the studio.

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

Sales of Property at Hills of Bajamar

Vinas de Bajamar

GMA International, a world-renowned master planner, was retained to develop a master plan for the first 1,000 acres named, Vinas de Bajamar, which is now finalized. The zoning has been approved and a construction company has been retained to start cutting the roads in accordance with the master plan. This allows the Company to launch a 1,100 residential lot sales program in August of 2000. Stewart Title of Houston, Texas will be doing all of the title work for this property.

The Company is currently filming the property with digital technology and anticipates including these images with the master plan and lot map to support sales on its web site as soon as it is available. The Company plans to sell the lots starting at $20,000 each with 10% down and zero interest financing for 8 years. Upon full sell out of the 1,100 residential lots, the projected gross revenues would exceed $30 million with total down payments of $3 million and annual mortgage payments of roughly $4 million. Also included in the overall master plan is the development of an 18-hole golf course, 100-room hotel and roughly 250 acres for commercial use, including 150 acres for a planned medical campus (see below).

The roads and utilities to the Hills of Bajamar are to be completed by Promar, S.A. de C.V., a Mexican development company, pursuant to a contract and in accordance with the master plan. The Company has been informed by Promar that the improvements to the property will be completed by Bechtel Corp., a U.S. company, which also has been contracted by Promar to build a new international airport 7 miles to the southeast of the property. The improvements are to be paid by Promar as an additional cost to the airport. This will significantly enhance the Hills of Bajamar, while allowing Promar access to the airport from the main coast highway by way of a toll road off ramp through a portion of the Hills of Bajamar.

International Health Networks ("IHN"), a Nevada corporation, is headed up by three prominent physicians, all of whom are also shareholders of the Company, including Dr. Jerry Parker, who is a director and officer of the Company. IHN is a multitude of U.S. medical services designed for Mexico that the Company has envisioned for the past several years as the magnet for attracting the retiree market to Baja California, Mexico.

The primary focus for IHN is a planned medical campus, to be built on Hills of Bajamar property. The medical campus was originally outlined by IHN in 1997 in an agreement that called for 150 acres at the south end of the property at a price of $25,000 per acre with an option for an additional 100 acres at $60,000 per acre for 3 years. The Company retained the construction rights to build all required facilities on the combined 250 acres and maintain a property management contract. The campus is to include an acute care hospital associated with an recognized U.S. medical provider, a medical school complete with dormitories, class rooms and auditorium, medical exhibition center, R & D facilities for pharmaceutical industry and facilities for long-term care combined with anti-aging and wellness programs. This campus is important not only to the region, but to the Company's desire to create a retirement mecca on its properties. The original contract is being revised at this date.

In May of 1999, the Company received the approvals from the Mexican government for the development of a medical school and a four-year university. The Company had originally planned to build this facility on it's Hills of Bajamar property, however it has redesigned it's concept plans to build the school on the north end of Bajamar, upon closing of escrow if that can occur in the near future.

In February of 1998, the Company sold 50 acres of its Hills of Bajamar property to Netrom, Inc. (OTC BB:NRMM) of San Diego, California for $60,000 per acre for 1 million shares of NetRom's Convertible Preferred Stock, at a value of $3.00 per share, plus a construction and multi-year management contract (See "NOTES TO THE FINANCIAL STATEMENTS"). NetRom, Inc., a developer of action sports CD-Rom and interactive internet programming, had originally intended to develop the site as a post-production multimedia studio, with additional rights to use the site for Action Sports events. NetRom is currently revising its corporate plans and is discussing revising this acquisition.

In June of 1998, the Company sold 50 acres of its Hills of Bajamar property to Taig Ventures, Inc., a Utah corporation, for $60,000 per acre for 3,000,000 shares of Taig's Convertible Preferred Stock, at a value of $1.00 per share, plus a construction and multi-year management contract. Taig Ventures Inc., a telecommunications company that services emerging markets, is based and has operations in Vancouver, B.C.. Taig has begun the pre-planning stages to develop infrastructure on the site to offer local and long distance telephone service, cable TV, cellular and internet access to Baja California. Taig's entry to this region follows on the privatization of Mexico's telecommunication services and a proposed border-free telecommunications zone between San Diego and Tijuana by the San Diego based International Communications Council.

Plazas Resort and Commercial Property

Plazas Resort and Commercial Property, is a planned 326-unit vacation ownership (timeshare) complex and 26,000 square feet of commercial space, already under construction, that will encompass 14+ acres located on the golf course and facing the Pacific Ocean, within the Bajamar resort. While we have been waiting for the June 1996 escrow to close on the Bajamar Resort (see below), work has continued on the plans for the structures, as well as, all of the marketing materials. The Company anticipates there will be great demand, since there is no real competition in the region, certainly not on a golf course and on the ocean only 50 miles from San Diego, California. To date, the Company has contributed in excess of $5,200,000 in cash and stock toward the Plazas Resort.

Bajamar Ocean Front Hotel and Golf Resort

Bajamar Ocean Front Resort located in Baja California, Mexico on the Pacific Ocean roughly 50 miles south of the San Diego border is the subject of a June 1996 escrow established with Stewart Title Company of Houston, Texas. The escrow was opened with Desarrollos Urbanos Baja California, S.A., which is 1/2 owned by Grupo Situr, S.A., once the largest Mexican resort development-company in Mexico. Subsequent to the opening of the escrow, Grupo Situr's financial problems grew into a national issue and the Mexican government became involved with several banks involved with Grupo Situr in an attempt to work out the overall issues. The property at Bajamar, which is the subject of our contract, is only a small fraction of the Grupo Situr holdings. However, all contracts and sales were put on hold until a complete workout plan was effected with the banks. Consequently, the Company has retained its escrow position and is patiently waiting for the resolve.

The escrow includes the existing 27 holes of golf, the existing 81-room hotel, the clubhouse, tennis courts, land and plans for an additional 102-room hotel with conference center, land and plans for an additional 9 holes of golf and approximately 300 acres of developed land for residential housing adjacent to the golf courses. The closing of this escrow is also important to the timeshare and/or fractional ownership program that is located on land separate from this escrow (see above), however, located within the Bajamar resort. The timeshare and/or fractional ownership program will benefit from a relationship with the adjacent golf courses and hotel. The Company had previously delayed the start of these programs in anticipation of its escrow closing and thereby guaranteeing the availability of these amenities.

Portal Del Mar

In February of 1999, the Company , through a wholly owned Mexican subsidiary, signed purchase agreements and provided the $500,000 down payment to acquire Portal Del Mar for $1,250,000. Portal Del Mar is a 123-unit, 2 and 3-bedroom condominium development on 6 acres overlooking the Pacific Ocean in Baja California, Mexico, just south of Rosarito Beach. The 126 ocean view condominiums are in various stages of completion, with approximately 46 completed. The Company recently received a financing commitment for $7.5 million to complete the remaining 80 units, add a clubhouse, 3 tennis courts, 2 pools and a spa with beach access and palapas. Each condo completed is intended to include an oversize terrace with ocean views. Comparable condominiums located across the road are selling in the $250,000 range. The Company arranged financing for the remaining $750,000 of acquisition cost and closed escrow on this property in June of 1999 and intends to initially operate this property as a hotel and eventually begin timeshare sales in late 2001. The Company expects to start timeshare sales at $5,000 per week with a $1,500 down payment and the balance at 12% over 7 years. Upon full sell out of the 6,222 weeks at an average price of $5,000, the projected gross revenues would exceed $31 million with down payments of $9 million and annual mortgage payments of approximately $2.5 million.

Plaza Rosarito

On November 20, 1998, Tri-National Holdings, S.A. de C.V., a wholly owned Mexican subsidiary, purchased the Plaza San Fernando from Banco Bital with a $1 million cash down payment. In July of 1999, Capital Trust, Inc. of New York, the Company Investment Banker, provided the remaining $8 million necessary to close and complete the escrow and will maintain a participation in the project. Pursuant to current agreements, the loan is due and payable November 21, 2000. The Company currently has a financing commitment for this property in excess of $14 million to payoff Capital Trust, Inc. prior to November 21, 2000 and provide adequate construction financing to complete the project. Plaza San Fernando's appraised value is in excess of $33 million. Fonatur, the tourism arm of the Mexican government, has approved a $38 million loan for the construction of a hotel and convention center on a portion of the property. The Company intends to joint venture this component with a major U.S. hotel operator.

The Company has renamed this property, Plaza Rosarito. It is located in the heart of Rosarito Beach in Baja California, Mexico, minutes from the 20th Century fox film studio where "Titanic" was filmed and down the street from the famous Rosarito Beach Hotel. Plaza Rosarito includes 15 acres of undeveloped oceanfront land zoned for the 450-room hotel and convention center, 18 acres of developed land, including 187,500 square feet of existing steel, concrete and marble commercial space, 42 developed residential lots and a 80% complete 36-unit condominium complex. The Company plans to sell the 30 condominiums at $100,000 each with a 20% down payment and the balance at 11% over 10 years. The Company's initial plans are to sell the 42 residential lots at approximately $30,000 each with a 20% down payment and the balance at 11% over 10 years. The Company has initial plans and will start to execute multi-year, triple- net leases from established preliminary commitments for approximately 100,000 square feet of the existing commercial property at up to $2.00 per square foot per month from U.S. and Mexican retail operations, consistent with comparable lease rates in the area, which upon full lease up should generate in excess of $4 million annually and become one of the most significant shopping centers in Baja California. The Company has already pre-leased roughly 60% of the 187,500 square foot shopping center. Additionally, the Company received approval to sell the commercial space as condominiums at up to $200 per square foot, with a 30% down payment and the balance at 14% over 5 years. This allows the Company an additional exit vehicle if desired and an alternative to leasing. The down payments would be deposited into an escrow account, until the Company completes approximately $1,500,000 in improvements, of which approximately $800,000 has already been completed. Upon full sell out, the projected gross revenues generated from the property could be in excess of $35 million, with down payments over $11 million and annual mortgage payments of roughly $5 million.

Former Banco Atlantico Building

In March of 1999, the Company, through a wholly owned Mexican subsidiary, signed purchase agreements and provided the $25,000 down payment to acquire the former Banco Atlantico building for $950,000. This building is a 20,000 square foot, 2-story commercial building in the heart of the banking district in Tijuana, Mexico and across the street from the Plaza Rio Tijuana shopping center. The Company has entered into discussions with a tenant to lease the entire building and provide their own improvements.

Plaza Rio Tijuana

In June of 1999, Tri-National Tijuana, S.A. de C.V., a wholly owned Mexican subsidiary, signed purchase agreements to acquire an existing roughly 15,000 square foot single story commercial center adjacent to Plaza Rio Tijuana Shopping Center in Tijuana, Mexico for $550,000. The Company has entered into negotiations with a tenant to lease the entire building and utilize the existing tenant improvements. In the event escrow is not closed by December 31, 2000, the Company could lose its purchase rights in the property.

CURRENT AND PLANNED DEVELOPMENTS IN THE U.S.

Senior Independent and Assisted Living and Alzheimer's Care

Alpine Gardens East (AGE) is a Nevada corporation created in January 1998 to focus on assisted living for senior citizens. The Company acquired 51% of this corporation for a combination of cash and preferred stock. The Company's objective is to provide high quality assisted living services to senior housing residents in a cost-effective manner through AGE. AGE assisted living facilities are expected to combine housing, minimum health care and personal support for elderly residents who need assistance with certain activities of daily living, without the need of a complete nursing facility.

Youngtown Gardens

In June of 1998, AGE closed on the 5.5 acre developed parcel to build its first independent and assisted living project, known as Yougntown Gardens, in Youngtown, Arizona, just north of Phoenix and adjacent to Sun City. Youngtown Gardens includes 90 units/134 beds of independent and assisted living, and 36 units/56 beds of Alzheimer's and dementia care, which will be overseen by fellow-shareholder, Dr. Javaid Sheikh, a world-renowned expert on geriatrics and currently Associate Professor of Psychiatry at Stanford University. To date, the Company has contributed approximately $2,000,000 in cash and stock to this project and in July of 1999 received $10,500,000 in construction financing from Del Mar Mortgage.

In August of 2000, AGE received approvals to sell all 126 units as condominiums. AGE expects to receive Certificates of Occupancy for the 36 unit Alzheimer's component in the next 30 days. Through AGE, the Company has offered for sale all 126 condominiums as non-owner occupied investments and owner occupied sales, at an average price of $197,500.

As of the date of the date of the report, Youngtown Gardens is approximately 95% completed and will be available for move-in in September of 2000. The total retail value of this project is in excess of $20,000,000.

Temecula Gardens

In November of 1999, the Company acquired 22.68 acres of developed land in Temecula, California for $4,300,000 for a combination of cash and notes (See "NOTES TO THE FINANCIAL STATEMENTS"). The land includes the business plan, drawings, permits, approvals and zoning for a retirement, independent and assisted living campus, which upon full build out is in excess of $50,000,000.

San Marcos Gardens

In April of 1999, the Company acquired 2.39 acres of undeveloped land in San Marcos, California for $800,000 (See "NOTES TO THE FINANCIAL
STATEMENTS").  The Company plans to develop a 60-unit Alzheimer's care facility.

Through AGE, the Company is in negotiations on five additional sites in its primary market area of California, Nevada and Arizona. There is no assurance that any ongoing negotiations will result in future real estate acquisitions or developments by AGE or the Company.

HOTEL PROPERTIES IN THE S.E. UNITED STATES.

The Company has incorporated majority owned subsidiaries focused on the acquisition of hotel properties in the South and Southeast United States. Paul Goss, long time V.P. and Legal Counsel of Tri-National, is the newly appointed President of these subsidiaries. He has already reviewed cash flow statements and conducted onsite inspections of 9 available income-producing properties in Tennessee, Mississippi, Louisiana and North Carolina. The Company's intent is to acquire smaller, boutique hotels that have developed their own competitive niche in their individual markets.

RECENT DEVELOPMENTS

TRI-NATIONAL MORTGAGE COMPANY

The Company has formed a wholly-owned subsidiary to arrange financing for prospective customers to facilitate sales of residential lots, condominiums, single family homes and timeshare sales. Management believes that the ability to offer customers financing on firm, competitive terms as a part of the sales process is an important factor in completing sales.
Not only could this facilitate sales, but the mortgages could earn income while enhancing the balance sheet. The principal sources of income for this subsidiary are: (1) interest income earned on mortgage loans (2) net gains from the sale of loans, if sold and (3) loan servicing fees. The Company recently retained Mr. Robert Margolis as V.P. Finance and he will oversee the operations of this subsidiary (See "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT").

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

The bank has filed its appeal on June 16, 1999. This gave Tri-National the right to cross appeal on the basis of the additional damages we believed we could show. However, we decided not to exercise this right and possibly open the door for the Appellate Court to return us to court to evaluate those damages. Instead, the Company filed its answer to their appeal on September 16, 1999 and will let the Appellate Court proceed. Oral argument has now been set for September 6, 2000.

WEB SITE

The Company has re-launched its web site, www.tri-national.com. Further the Company retained a provider of multi-media technology, to enhance the Company's existing web-site to include state-of-the-art interactive 3-D and virtual reality multimedia technology to sell the Company's real estate projects on the world wide web. Visitors to the new site can not only download the Company's financial information, shareholder letters and press releases, but can also view the Company's growing number of projects in Arizona, California and Northern Baja California, Mexico from almost anywhere on the planet. This new web site is an incredibly powerful tool that will enable the Company to sell condos, single-family homes, residential lots and fractional ownership units, as well as, exposure for the leasing of our commercial properties to virtually anyone in the world. This not only increases our exposure for sales, but also cuts our sales and marketing costs tremendously.

VERITAS COMMUNICATIONS GROUP LTD.

In April of 2000, the Company retained Veritas Communications Group Ltd. to the Company's investor relation activities. Veritas Communications is a corporate communications firm that specializes in working with emerging growth companies. Veritas Communications works through various media and its own network of contacts to disseminate corporate information to shareholders, insuring easy monitoring of the progress of their investment, and works to craft and present to new and potential investors an accurate portrayal of the Company's performance and prospects in order to facilitate informed investment decisions.

HAMBURG AND FRANKFURT STOCK EXCHANGE LISTINGS

In May of 2000, the Company met the admission requirements and was accepted for listing on the Frankfurt Stock Exchange under the symbol "TND". This follows the admission to the Hamburg Stock Exchange in March of 2000. The Frankfurt listing now provides even greater exposure for the Company in Europe as it enables German and other European investors to trade the Company's stock on local platforms, which significantly reduces their trading costs. Berliner Freiverkehrs AG, a leading German brokerage firm, has have agreed to serve as market maker for the Company's stock. These multiple European listings are especially significant in light of the recent discussions underway regarding the potential merger of the London Exchange with Frankfurt. As consolidation occurs internationally, the potential investment community for stocks with foreign listings such as the Company continues to grow.

UPGRADE OF MEXICAN DEBT BY MOODY'S

In May of 2000, Moody's Investors Service raised Mexico's long-term foreign currency ceiling for bonds and notes to Baa3 from Baa1. Moody's said solid fiscal policies and a reduced debt burden improved the nation's outlook. The upgrade raises Mexican debt to investment grade. Economists said the higher rating makes the current account more manageable since the influx of investment will compensate for deficit growth.

RISK FACTORS AFFECTING FUTURE RESULTS REGARDING FORWARD-LOOKING STATEMENTS

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

CAPITAL REQUIREMENTS

The Company was organized to create and realize value by identifying and making opportunistic real estate investments through the direct acquisition, rehabilitation, development, financing and management of real properties and/or participation in these activities through the purchase of debt instruments or equity interests of entities engaged in such real estate business. The Company's business strategy is to maximize shareholder value, focusing on three priorities: growth, profitability and liquidity through both domestic and international real estate investments. The Company's primary source of equity financing has been through private placement of its securities, including short-term promissory Notes. As of April 30, 2000, the Company had placed $11,664,984 of its short-term corporate Notes (See "NOTES TO THE FINANCIAL STATEMENTS").

To continue its business strategy, the Company intends to fund its next round of acquisitions, development and general working capital by issuing a Private Placement of $30,000,000 Fully-Amortized, 10.75% Series B Convertible Debentures. The Debentures are collateralized by U.S. Treasury Bonds and a First Mortgage on roughly 1,000 residential lots.

In addition to the Debentures, the Company is seeking property specific mortgage financing, as well as joint venture partners to finance projects.

Following the completion of the sale of the Debentures, the Company believes it will have sufficient funds to complete development of several of its current projects, which will produce increased revenues to the Company. Once these projects begin producing an income, the Company can move away from financing its operations through the sale of securities. However, there is no assurance that the Company will be able to do so.

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

VACATION OWNERSHIP (TIMESHARE)

Resort timesharing has existed in Mexico since the early 1970's. During the past few years, timesharing has been one of the fastest-growing vacation and real estate industries in the country. On a worldwide basis, it is estimated that over 3.75 million households own timesharing in more than 5,000 timeshare projects. It also estimated that worldwide sales volume in the timeshare industry in 1998 was close to $6 billion.

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

Independent and Assisted Living

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

CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS

As of April 30, 2000, the Company's directors and executive officers and their affiliates beneficially owned approximately 15.1% of the Company's outstanding shares of Common Stock (See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT)." As a result, these stockholders, acting together, would be able to significantly influence many matters requiring approval by the stockholders of the Company, including the election of Directors. These shares are available for sale in accordance with Rule 144. Rule 144 provides, in essence, that a shareholder who is an affiliate of the Company, after holding restricted securities for a period of one year, may every three months, sell them in an unsolicited brokerage transaction in an amount equal to 1% of the Company's outstanding common shares, or the average weekly trading volume, if any, during the four weeks preceding the sale. Non-affiliated shareholders holding restricted securities are not subject to the 1% limitation and may sell unlimited amounts of shares they own, under certain circumstances, after a one year holding period. If a substantial part of the shares, which can be sold were so sold, the price of the Company's common shares might be adversely affected.

EMPLOYEES

As of April 30, 2000, the Company and its subsidiaries employed 16 people on a full-time basis and 3 on a part-time basis. The Company's success is highly dependent on its ability to attract and retain qualified employees. To date, the Company believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be successful in the future. The Company believes relations with its employees are excellent. No employees are represented by collective bargaining agreements.

ITEM 2.        PROPERTIES

LEASES

The Company leases one office facility in San Diego, California and one in Ensenada, Baja California under operating leases that expire in 2000 and the year 2001, respectively. The leases generally require the Company to pay all maintenance, insurance and property taxes and are subject to certain minimum escalation provisions.

The Company plans to maintain additional operations in Rosarito Beach, Baja California at its Plaza Rosarito site.

The Company believes that such properties, including the equipment located therein, are suitable and adequate to meet the requirements of its businesses.

U.S. PROPERTIES

The Company, through a majority owned subsidiary, owns approximately 5.5 acres of developed land in Youngtown, Arizona for the construction of a 126-unit assisted living and Alzheimer's care facility.

The Company owns approximately 2.39 acres of developed land in San Marcos, California for the construction of a 60-unit Alzheimer's care facility (See "BUSINESS").

The Company owns, through a majority owned subsidiary, approximately 20.5 acres of developed land in Temecula, California for the construction of a 250-unit retirement, independent, assisted living and Alzheimer's facility (See "BUSINESS").

MEXICAN PROPERTIES

The Company owns, through a wholly-owned Mexican subsidiary, 494 acres of the Hills of Bajamar. The Hills of Bajamar property is a 2,500-acre parcel located in the Municipality of Ensenada, on the Pacific Ocean side of Baja California, Mexico, roughly 50 miles south of San Diego, California. The purchase contract completed in 1992 through the Company's wholly-owned Mexican subsidiary, Planificacion Desarollos de Jatay, S.A. de C.V. ("Planificacion"), provides for an overall purchase price of $6,000,000 for
the 2,500 acres ($2,400 per acre or $.60 per sq. meter).   The property is
being purchased on a gradual basis in 247-acre increments at $600,000 apiece. In September 1998, the Company, in accordance with its contract,
had taken title to an additional 247 acres.   In September 2000, in
accordance with its contract, the Company is scheduled to make additional $600,000 payment. This will give the Company title to a total of approximately 750 acres and places the balance of roughly 1,750 acres in
trust with Banco Ixe.   Title to additional acres will be released to the
Company as annual payments are made to the seller. In the event the Company is unable to make its scheduled annual payments, the trust is subject to cancellation and the property will be subject to refinancing under which the Company may be required to pay a significantly higher price per acre. Balance owing on the remaining 2,000 acres is $4,800,000 at $600,000 annually with no interest until 2003 (See "BUSINESS").

The Company is purchasing, through a wholly-owned Mexican subsidiary, 14 acres of developed land at the Bajamar Hotel and Golf Resort for the construction of a 328-unit vacation ownership complex. The Bajamar Hotel and Golf Resort is location directly across the highway from the Hills of Bajamar.

The Company owns, through a wholly-owned Mexican subsidiary, a 126-unit condominium project known as, Portal Del Mar. Portal Del Mar is situated on 6 acres overlooking the Pacific Ocean outside of Rosarito Beach in Baja California, Mexico.

The Company owns Plaza Rosarito, which includes 15 acres of undeveloped oceanfront land zoned for a 450-room hotel and convention center that is already approved for a $38 million construction loan from Fonatur, the tourism arm of the Mexican government, and 15 acres of developed land, including 187,500 square feet of existing steel, concrete and marble commercial space, 42 developed residential lots and a 80% complete 36-unit condominium complex.

The Company uses U.S. title insurance for all of its U.S. and Mexican properties, primarily Stewart Title in Houston, Texas.

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

The bank has filed its appeal on June 16, 1999. This gave Tri-National the right to cross appeal on the basis of the additional damages we believed we could show. However, we decided not to exercise this right and possibly open the door for the Appellate Court to return us to court to evaluate those damages. Instead, the Company filed its answer to their appeal on September 16, 1999 and will let the Appellate Court proceed. Oral argument has now been set for September 6, 2000.
SILVER POINTE INVESTMENTS, LLC

Sliver Pointe Investments, LLC provided the remaining $750,000 bridge loan to complete the acquisition of the Portal Del Mar property. The six-month loan was due in January, 2000. However, there are several issues to be resolved between the parties, which are now in the hands of local counsel.

COMMERCIAL MONEY CENTER

This was a loan against the MRI equipment at the Greater San Diego MRI Center, which the Company has withheld payments due to consequential legal theories, which will be resolved in court. It is believed that the Company could be liable for up to $250,000.

SHORT TERM CORPORATE NOTES

The Company has made private offerings of its securities, including its common stock and nine-month corporate notes ("Notes"), in reliance on exemptions from the registration requirements of the Securities Act of 1933 and applicable state securities laws. Recently, the Company became the subject of a cease and desist order issued by the Wisconsin Securities Division, based on sales of its Notes to Wisconsin residents. The nine-month promissory note program was brought to the Company by the investment banking firm, Johnson, Richards & Company, Inc., and the Company relied on representations made by that firm that a federal exemption was available under the right terms and conditions. With the proceeds being used for specific projects etc., the Notes were considered commercial paper and exempt from securities registration. Although the Company believes it properly met the criteria for exemption, because it used the proceeds to acquire real estate and is arguing that the sales met the requirements of the Wisconsin private offering exemption, it has paid off all of the Notes due in Wisconsin. The Company has also agreed to a voluntary cease and desist order in California with respect to sales of those same Notes in that state. The California Department of Corporations required the Company to offer rescission to California investors in that offering and all California investors accepted that rescission offer. This requires the Company to repay all California investors their principal only, which the Company has already started paying. The California order does not prohibit future exempt or qualified sales of the Company's securities in California.

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

NEW ENGLAND INTERNATIONAL SURETY

As stated, to implement its business strategy, the Company initially funded acquisitions, development and general working capital by issuing a Private Placement of nine-month Corporate Notes at 10% interest per annum. The investors principal and interest are guaranteed by the Company and further bonded by New England International Surety Co., for up to $15 million. The Company collateralized the $15 million in bonding from New England International Surety Co. with a portion of its Hills of Bajamar property
and paid over $1,000,000 in bonding fees.    As of April 30, 2000 the
Company placed $11,664,984 in Corporate Notes, of which all are due. The Company intends to repay the principal and interest with cash flow generated from operations, property specific mortgages and the sale of its Series B Convertible Debentures. New England International Surety Co. has not performed and the matter has been turned over to legal counsel to pursue the recovery of the bonding fees through litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders for a vote during the Company's fourth quarter.

                                 PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The following table sets forth the trading history of the Common Stock on the Over the Counter Bulletin Board through June 30, 2000, as reported by AB Watley, Inc.. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of April 30, 2000, there were 31,647,534 shares issued and outstanding.

1998 QUARTER            HIGH BID     LOW BID      HIGH ASK      LOW ASK

1999 QUARTER

First (1/1 - 3/30)      $1.00000     $0.62500     $1.03130     $0.68750
Second (4/1 - 6/30)      1.00000      0.62500      1.06250      0.68750
Third (7/1 - 9/30)       1.00000      0.56250      1.06250      0.56250
Fourth (10/1 - 12/31)    0.90625      0.37500      1.00000      0.43750

2000 QUARTER

First (1/1 - 3/30)      $0.78125     $0.43750     $0.84375     $0.50000
Second (4/1 - 6/30)      0.43750      0.25000      0.46875      0.28125

COMMON STOCK

The authorized Common Stock of the Company consists of 100,000,000 shares of Common Stock without par value. At April 30, 2000, there were 31,647,534 shares issued and outstanding. In prior quarters, the Company had inadvertently included common stock issued as collateral for loans in the total issued and outstanding. In the current quarter and year end, the Company has made the proper calculations and deducted a total of 8,292,000 common shares issued as collateral from the total issued and outstanding.

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

HOLDERS

As of April 30, 2000, there were approximately 1,024 registered holders of the Company's Common Stock.

DIVIDEND POLICY

The Company has never declared or paid cash dividends on its Common Stock, and may elect to retain its net income in the future to increase its capital base. The Company does not currently anticipate paying cash dividends on its Common Stock in the foreseeable future.

STOCK FOR VINAS DE BAJAMAR LOTS CONVERSION

During the year end April 30, 1998, the Company carried out a Private Placement to existing shareholders for approximately 4,000 square foot residential lots at the Hills of Bajamar. The cash price per lot was $10,000 and the stock price per lot was 5,000 shares of Common Stock at a value of $2.00 per share. A total of 15 shareholders subscribed to the Private Placement for a total 22 lots, totaling 110,000 shares of Common Stock. In August of 2000, the Buyers selected, on average, 7,000 square foot lots within its Vinas de Bajamar development and the Company cancelled their respective stock certificates.

STOCK ISSUED FOR SERVICES

In an effort to preserve cash, the Company issued a total of approximately 800,000 shares of Common Stock in the Company for services for the year end
April 30, 2000.   Services included full-time and part-time employees,
outside consultants, marketing, architects, engineers, land planners, accounting and legal services, web site design and other professional services.

STOCK ISSUED TO CAPITAL TRUST, INC.

A total of 4,000,000 restricted common shares were issued to Capital Trust, Inc. of New York, in connection with the $8 million loan for the closing of Plaza Rosarito (See "BUSINESS"). The 4,000,000 common shares will be canceled upon repayment of the loan. As these shares were issued for collateral purposes only, they are not included in the issued and outstanding calculations. In addition, 2,000,000 restricted common shares were issued to The A.J. Hester Group.

STOCK ISSUED TO VILLA SERENA

A total of 1,200,000 restricted common shares were issued to Villa Serena Homeowners Association as collateral for a $300,000 loan. The 1,200,000 common shares will be canceled upon repayment of the loan. As these shares were issued for collateral purposes only, they are not included in the issued and outstanding calculations.

STOCK ISSUED TO SILVER POINTE INVESTMENTS, LLC

A total of 2,112,000 were transferred to Silver Pointe Investments, LLC as collateral for a $750,000 loan. The 2,112,000 common shares will be canceled upon repayment of the loan. As these shares were issued for collateral purposes only, they are not used in the issued and outstanding calculations.

STOCK ISSUED TO NORMAN LIZT

A total of 980,000 restricted common shares were issued to Norman Lizt as collateral for a $400,000 loan in connection with the acquisition of the land in San Marcos, California. As these shares were issued for collateral purposes only, they are not included in the issued and outstanding calculations.

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

During the year ended April 30, 1998, the Company carried out a private placement of 1,857,332 units for gross proceeds of approximately $669,194. Each unit consists of one common share in the capital of the Company and a one year non-transferable share purchase warrant for a term of one year. Each non-transferable share purchase warrant entitles the holder thereof to purchase one common share in the capital of the Company at any time during the year of the term of the warrant at an average price of approximately $.80 per share. As of April 30, 2000, a total of 28,572 warrants had been exercised and 1,828,760 had expired unercised.

At the year end April 30, 2000 no additional warrants had been issued or outstanding.

RECENT SALES OF SECURITIES

The Company offered and completed a private placement of 2,000,000 shares of its common stock from April of 1999 and closed in July of 1999 at an average price per share of $.65, for gross proceeds of roughly $1,250,000. The Use of Proceeds for the private placement was related to the acquisition of Portal Del Mar. The shares issued pursuant to this private placement are restricted securities as defined by Rule 144.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANAYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The Company was organized to create and realize value by identifying and making opportunistic real estate investments through the direct acquisition, rehabilitation, development, financing and management of real properties and/or participation in these activities through the purchase of debt instruments or equity interests of entities engaged in such real estate business. The Company's business strategy is to maximize shareholder value, focusing on three priorities: growth, profitability and liquidity through both domestic and international real estate investments. The Company's primary source of equity financing has been through private placement of its securities, including short-term corporate notes ("Notes"). As of April 30, 2000, the Company placed $11,664,984 pursuant to private placement offerings of its Notes, which are all now due. The Company intends to repay the principal and interest with cash flow generated from operations, property specific mortgages and the sale of its Series B Convertible Debentures.

To continue its business strategy, the Company intends to fund its next round of acquisitions, development and general working capital by issuing a Private Placement of $30,000,000 Fully-Amortized, 10.75% Series B Convertible Debentures ("Debentures"). The Debentures are collateralized by U.S. Treasury Bonds and a First Mortgage on roughly 1,000 residential lots.

In addition to the Debentures, the Company is seeking property specific mortgage financing, as well as joint venture partners to finance projects.

Following the completion of the sale of the Debentures, the Company believes it will have sufficient funds to complete development of several of its current projects, which will produce increased revenues to the Company. Once the projects including condominium sales at Youngtown Gardens, residential lot sales at Vinas de Bajamar, monthly rental income from Portal Del Mar and monthly lease payments from Plaza Rosarito begin producing an income, the Company can move away from financing its operations through the sale of securities. However, there is no assurance that the Company will be able to do so.

RESULTS OF OPERATIONS

YEAR ENDED APRIL 30, 2000 COMPARED TO YEAR ENDED APRIL 30, 1999. During the year ended April 30, 2000, the Company had a net income of $532,629 or $.015 per share, as compared to a net loss of $(2,906,671) or $(0.113) per share for the same period ended April 30, 1999. This change is primarily attributable to an extraordinary gain on the Company's convertible debentures. Operating expenses for the year end April 30, 2000 was $6,186,738, an increase from $5,889,020 for the year ending April 30, 1999. This increase is attributable to an increase in legal and accounting fees in relation to the Company's offering of it short-term promissory notes, and the resulting increase in corporate note expense to $2,271,959 for the year ended April 30, 2000, compared to $1,863,942 for the year ended April 30, 1999. For the year ended April 30, 2000, the Company had total revenues of $194,579 compared with $611,861 in total revenues for the preceding fiscal year end.

The Company's general and administrative expense for the year ended April 30, 2000 increased to $1,571,391 from $1,532,684 for the same period ending April 30, 1999. This slight increase is attributable to primarily to the aforementioned increases in legal and accounting fees, the increased corporate note expense resulting from the offering of the Company's short-term promissory Notes, and a decrease in consulting fees to $317,875 from $926,640 in 1999.

LIQUIDITY AND CAPITAL RESERVES

Net change in cash during the fiscal year ended April 30, 2000 was $4,747,150, compared to a net change in cash of $241,542 for the fiscal year ended April 30, 1999. Net cash used by operating activities totaled $(3,359,784) for the year ended April 30, 2000, an increase of $505,967 from $(2,853,817) for the year ended April 30, 1999. This difference is attributable primarily to an increase in interest paid on corporate Notes during the fiscal year ended April 30, 2000 as compared to the same period in 1999.

Net cash used by investing activities totaled $(17,667,833) during the year ended April 30, 2000, compared to $(2,194,540) provided during the year ended April 30, 1999. This difference is primarily attributable to an increase in expenditures for the acquisition and

Net cash provided by financing activities totaled $25,774,767 for the year ended April 30, 2000, an increase of $20,484,868 from $5,289,899 in financing activities for the year ended April 30, 1999. The increase primarily attributable to construction financing and mortgages for the acquisition and development of the Company's properties, including Alpine Gardens East, Youngtown Gardens, Temecula Gardens, Carlsbad and San Marcos, California properties, the Hills of Bajamar, Plaza Rosarito and Portal Del Mar.

At April 30, 2000, the Company's cash, which includes cash reserves and cash available for investment, was $5,208,173, up from $461,023 at the preceding fiscal year end. The increase primarily attributable to construction financing and mortgages for the acquisition and development of the Company's properties, including Alpine Gardens East, Youngtown Gardens, Temecula Gardens, Carlsbad and San Marcos, California properties, the Hills of Bajamar, Plaza Rosarito and Portal Del Mar.

PLAN OF OPERATION

To date, the Company has obtained funds for the acquisition of its properties from the sale of common stock and 9-month promissory notes ("Notes"). Recently, state and federal securities regulators have begun to target nine-month note programs, primarily being offered by sham and/or start-up companies. The Company has agreed to voluntarily cease sales of its Notes, although management feels that the program met the requirements of federal and state exemptions from registration for sales of commercial paper. Due to the cessation of its Note sales, the Company has experienced an immediate need for alternative funding both to service the existing Notes and for the completion of development on its current projects. Although the Company hopes to pay off the Notes with proceeds generated from operations and proceeds generated from the $30 Million Series B Convertible Debentures Offering. Additional funding may be required for acquisition of additional properties and completion of development of
existing properties.   The Company believes that completion of development
will result in an immediate, long-term and consistent increase in the Company's revenues, and that revenues generated from existing properties can be used to acquire new properties and to build up and diversify the Company's real estate investment portfolio.

ITEM 7.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     TRI-NATIONAL DEVELOPMENT CORP.

                                                                     PAGE
                                                                     ----

Report of Ludlow & Harrison, Independent Auditors. . . . . . . . . . 24
Consolidated Balance Sheets as of April 30, 2000 and 1999. . . . . . 25
Consolidated Statements of Operations for year ended
 April 30, 2000. . . . . . . . . . . . . . . . . . . . . . . . . . . 26
Consolidated Statements of Cash Flows for year ended
 April 30, 2000. . . . . . . . . . . . . . . . . . . . . . . . . . . 27
Notes to Consolidated Financial Statements . . . . . . . . . . . . . 28

                            LUDLOW & HARRISON
                            a CPA Corporation

3545 Camino Del Rio South Suite D                          (619) 283-3333
San Diego, CA 92108                                   Fax: (619) 283-7977
--------------------------------------------------------------------------

                      Independent Auditor's Report
                      ----------------------------



We have audited the accompanying balance sheets of Tri-National Development Corp. as of April 30, 1999 and 2000, and the related statements of income, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tri-National
Development Corporation as of April 30, 1999 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Ludlow & Harrison
Ludlow & Harrison
A CPA Corporation

August 10, 2000

TRI-NATIONAL DEVELOPMENT CORP.
CONSOLIDATED  BALANCE SHEETS

                                                     April 30, 00        April 30, 99
ASSETS:                                              ------------        ------------
-------
Current  assets:
----------------
Cash in banks                                        $     81,294        $    461,023
Cash in banks - Restricted (Note 2)                     5,126,879                   -
Accounts receivable, net                                1,715,844             445,096
Assisted living-Youngtown (Note 3)                     16,999,119                   -
Citizens Business Bank Judgment Receivable (Note 4)     6,092,065           5,605,341
                                                     ------------        ------------
    Total current assets                               30,015,201           6,511,460
                                                     ------------        ------------
Investments:
------------
NetRom, Inc. convertible preferred stock (Note 5)       1,292,794                   -
NetRom, Inc. common stock (Note 6)                              -           3,000,000
Taig convertible preferred stock (Note 7)               3,000,000           3,000,000
MRI medical diagnostics, Inc. (Note 8)                     18,185              24,638
Hills of bajamar (Note 9)                               4,219,577           4,191,109
Plaza resort timeshares (Note 10)                      14,645,085          13,354,544
Bajamar las perlas condominiums (Note 11)                       -           6,000,000
Assisted living-Other Locations in process (Note 12)    2,450,516             104,500
Plaza rosarito (Note 13)                               11,883,398           1,076,738
Portal del mar condominiums (Note 14)                   1,484,232             100,000
Hall of fame fitness center (Note 15)                      50,708              50,558
Bajamar Airport                                            22,766                   -
Alpine Gardens East (16)                                4,295,270           4,272,800
International health network (Note 17)                     17,334              18,500
                                                     ------------        ------------
    Total investments                                  43,379,866          35,193,387
                                                     ------------        ------------
Other assets:
-------------
Capitalized equipment lease                               408,264             478,840
Property, furniture, and equipment, net                     3,169             158,795
Other Assets                                               11,888                   -
                                                     ------------        ------------
    Total other assets                                    423,320             637,635
                                                     ------------        ------------
    Total Assets                                     $ 73,818,387        $ 42,342,482
                                                     ============        ============
Liabilities and stockholders' equity:
-------------------------------------
Current liabilities:
--------------------
Accounts payable and accrued liabilities             $  2,300,319        $    600,813
Citizens Business Bank Judgment expenses (Note 4)       3,171,838           1,961,870
Loans payable-short term-1 year or less (Note 18)      33,686,763           1,519,572
                                                     ------------        ------------
    Total current liabilities                          39,158,920           4,082,255

Deferred revenue - (Note 4)                             4,502,035           3,643,471
Notes payable-net of current portion (Note 19)         20,796,075          20,828,199
                                                     ------------        ------------
    Total Liabilities                                  64,457,030          28,553,925
                                                     ------------        ------------

Stockholders' equity:
---------------------
Common stock                                           13,814,089          10,747,059
Paid in Capital                                         1,431,142                   -
Convertible preferred stock                                     -           9,458,000
Accumulated deficit                                    (5,883,874)         (6,416,502)
                                                     ------------        ------------
     Total stockholders' equity                         9,361,357          13,788,557
                                                     ------------        ------------

Total Liabilities and Stockholders' Equity           $ 73,818,387        $ 42,342,482
                                                     ============        ============

See accompanying notes.

TRI-NATIONAL DEVELOPMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND CHANGES IN RETAINED EARNINGS


                                                               Year Ended
                                                     --------------------------------
                                                     April 30, 00        April 30, 99
                                                     ------------        ------------
Revenues:
---------

   Revenues                                          $    194,579        $    611,861
                                                     ------------        ------------


Operating Expenses:
-------------------

   Corporate note expense (Excluding interest)          2,271,959           1,863,942
   Consulting fees                                        317,875             926,640
   Sales and marketing                                    478,011             448,944
   Legal, accounting and insurance                        248,696             336,801
   Interest expense                                     1,298,806             780,009
   General and administrative                           1,571,391           1,532,684
                                                     ------------        ------------
     Total operating expenses                           6,186,738           5,889,020

                                                     ------------        ------------
Loss from Operations                                   (5,992,159)         (5,277,159)


Other Expenses and Losses
-------------------------
   Write-down of investments                             (112,252)           (191,909)
   Gain on sale of assets                                       -           2,562,397
   Loss on sale of securities                          (1,251,978)                  -
                                                     ------------        ------------

Loss before taxes                                      (7,356,388)         (2,906,671)

less:income tax (Note 20)                                       -                   -

Extraordinary items - net of tax (Note 21)              7,889,017                   -

                                                     ------------        ------------
Net income (loss)                                         532,629          (2,906,671)

Retained earnings, beginning                           (6,416,502)         (3,509,831)

                                                     ------------        ------------
Retained earnings, ending                            $ (5,883,874)       $ (6,416,502)
                                                     ============        ============

Earnings per share-fully diluted                     $      0.015        $     (0.113)

Earnings per share-fully diluted
 (Extraordinary item)                                $       0.23        $          -

See accompanying notes.

TRI-NATIONAL DEVELOPMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Year Ended
                                                     --------------------------------
                                                     April 30, 00        April 30, 99
                                                     ------------        ------------
Cash from Operating activities
------------------------------
   Net cash loss from operations                     $ (3,449,062)       $ (2,963,224)
   Accounts receivable-Trade                              111,875            (136,943)
   Accounts Payable-Trade                                 (22,597)            246,350
                                                     ------------        ------------
          Net Cash from Operating activities           (3,359,784)         (2,853,817)
                                                     ------------        ------------

Cash used in Investments
------------------------
   Furniture and Equipment                                 25,687             385,787
   Alpine Gardens East                                     (5,669)           (270,500)
   MRI Medical Diagnostics                                  6,453              (4,588)
   Assisted Living-Youngtown                           (4,862,054)           (434,300)
   Assisted Living-Other Projects                      (1,933,095)            (72,000)
   NetRom Convertible Preferred Stock                     455,228                   -
   Hills of Bajamar                                       (51,234)           (459,765)
   Plaza Rosarito                                      (8,546,694)         (1,076,738)
   Portal Del Mar                                      (1,384,232)           (100,000)
   Hall of Fame Fitness Center Building                      (150)            (50,558)
   International Health Network                             1,166             (18,500)
   Capitalized equipment lease                            (70,810)            (17,889)
   Bajamar Las Perlas Condominiums                              -             (75,489)
   Plaza Resort Timeshares                             (1,290,541)                  -
   Other Assets                                           (11,888)                  -
                                                     ------------        ------------
          Net Cash used in Investments                (17,667,833)         (2,194,540)
                                                     ------------        ------------

Cash provided by Financing
--------------------------
   Notes and Loans Payable                             25,682,124           6,458,541
   Common Stock Private Placements & Warrants              92,643          (1,168,642)
                                                     ------------        ------------
          Net Cash provided by financing activities    25,774,767           5,289,899
                                                     ------------        ------------

          Net change in cash and equivalents            4,747,150             241,542
          Cash and equivalents, beginning of period       461,023             219,481
                                                     ------------        ------------
          Cash and equivalents, end of period        $  5,208,173        $    461,023
                                                     ============        ============

See accompanying notes.

                     TRI-NATIONAL DEVELOPMENT CORP.

                    NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.        DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

Tri-National Development Corp. ("TND" or the "Company") is a multi-faceted international real estate development, sales and management company,publicly traded under the symbol "TNAV" on the NASDAQ OTC BB and under the symbol "TND" on the Hamburg Stock Exchange and the Frankfurt Stock Exchange. The Company's development efforts are focused in four major areas: residential development, resort properties, commercial development and senior andassisted living facilities.

The Company was incorporated on July 31, 1979 as Rocket Energy Resources Ltd. under the laws of the Province of British Columbia, Canada by registration of its Memorandum and Articles. The Company changed its name to MRI Medical Technologies, Inc. in April of 1989. On December 7, 1992, the Company changed its name to Tri-National Development Corp. and recapitalized on the basis of five (5) common shares of MRI MedicalTechnologies, Inc. for one (1) common share of Tri-National Development Corp. In January of 1997, the Shareholders approved a special resolution to change the corporate domicile from Vancouver, B.C. to the state of Wyoming. On February 24, 1997, the Company's Articles of Continuation were accepted by the state of Wyoming and it is now incorporated in good standing under the laws of the State of Wyoming. The Company maintains its executive offices in San Diego, California at 480 Camino Del Rio S. in Suite 140 and its telephone number is 619-718-6370.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Greater San Diego Imaging Center, a 100% owned subsidiary, Tri-National Holdings, SA de CV, a 100% owned subsidiary, Planificacion Desarrollos de Jayay, SA de CV, a 100% owned subsidiary, Inmobilaria Plaza Baja California, S.A. and Alpine Gardens East, Inc., a 51% owned subsidiary. All material intercompany accounts and transactions have been eliminated in the consolidation.

EARNINGS PER SHARE

Primary earnings per share have been computed based on the weighted average number of shares and equivalent shares outstanding during each period. The dilutive effect of stock options and warrants has been considered in the computation of equivalent shares and is included from the respective dates of issuance.

The fully diluted computation is based on the number of shares for the twelve months ended April 30, 2000 and 1999. The computation contemplates the dilutive effects of common stock equivalent shares as well as conversion of the convertible preferred stock.

Since the date of issuance of the warrants and options, both primary and fully diluted earnings per share computations limit the assumption of the repurchase of treasury shares to a maximum of 20% of the outstanding shares of the Company.

In prior quarters, the Company had inadvertently included common stock issued as collateral for loans in the total issued and outstanding. In the current quarter and year end, the Company has made the proper calculations and deducted a total of 8,292,000 common shares issued as collateral from the total issued and outstanding.

FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight line method.

NOTE 2.        CASH IN BANKS - RESTRICTED

The cash in the bank consists of $5,126,879.16 reserved for the construction of 126 units at the Company's Youngtown Gardens Senior Housing Project in Youngtown, Arizona.

NOTE 3.        ASSISTED LIVING - YOUNGTOWN

In January of 1998, TND, through its majority owned subsidiary, Alpine Gardens East, finalized negotiations and executed agreements to purchase its first assisted living facility to be built and delivered, for a combination of $110,000 in cash, 864,500 shares of the Company Class B Series B Convertible Preferred Stock, which was converted to 864,500 common shares and a new mortgage. Tri-National, through Alpine Gardens East, intends to own and operate this 126-bed assisted living facility in Youngtown, Arizona. This facility is planned to include 40 two-bedroom units, 50 one-bedroom units and 36 units reserved for Alzheimer and Dementia residents. In June of 1998, the Company closed on this property. In July of 1999, a formal ground breaking took place with the Mayor of Youngtown and the Company for the recently finished construction on two models. The Company has received $10,500,000 in construction financing from Del Mar Mortgage for the buildout of the rest of the project, which is roughly 95% finished with a target completion date of August 2000. In February of 2000, the Company named Morgan Stanley Dean Witter the preferred lender for the individual mortgages on the units.

NOTE 4.        CITIZENS BUSINESS BANK JUDGMENT RECEIVABLE

In March 1992, the Company advanced $383,064 to MRI Medical Diagnostics, Inc. for a joint venture interest in its subsidiary, MRI Grand Terrace, Inc., a California corporation, to enable it to acquire a retirement hotel located in Grand Terrace, California. In addition to the joint venture interest, the loan was evidenced by a 15% note receivable from MRI Medical Diagnostics, Inc. and a second trust deed and an assignment of rents from MRI Grand Terrace, Inc.. On March 22, 1993, MRI Grand Terrace, Inc. filed a complaint against Chino Valley Bank, now known as Citizens Business Bank (AMEX:CVB), as a result of the purchase of the residential retirement hotel in Grand Terrace from the Chino Valley Bank. MRI Grand Terrace, Inc. claimed that the sellers of the property (Chino Valley Bank) had failed to disclose that the property's parking lot encroached on the property of the adjacent parcel of land. Contrary to the bank's representations, the Conditional Use Permit (CUP) under which the hotel was operating was in violation, which restricted the ability of TND and MRI Grand Terrace, Inc. to operate, refinance or sell the facility. MRI Grand Terrace, Inc. stopped making mortgage payments to the mortgage holder (the same Chino Valley Bank), which then filed a Notice of Default as an initial step to foreclosure on the property. MRI Grand Terrace, Inc. then sought Bankruptcy protection in July of 1993, and was ultimately dismissed from Bankruptcy in May of 1995. The Chino Valley Bank subsequently sold the property in foreclosure to itself. TND filed it's own action against the Chino Valley Bank in early 1995, claiming that it was defrauded and misrepresented when it advanced the $383,064 for the closing in 1992. The Company purchased the stock of MRI Grand Terrace, Inc., as described in
Note 4 to these financial statements, in an effort to control both lawsuits. As a result of the uncertainty of the final results of the lawsuits, the Company previously wrote off the investment. In May of 1998, TND and MRI Grand errace, Inc. received judgments in their favor for fraud, intentional misrepresentation and deceit/negligent misrepresentation in the Superior Court of San Bernardino, California. TND and MRI Grand Terrace, Inc. received judgments totaling almost $5 million dollars, including punitive and compensatory damages, plus pre-trial interest. Beginning May 7th, 1998 the $5 million judgment began accruing, post judgment interest of 10% or $1,400 per day until the full award is paid. A 35% portion of the award is due to the Company's attorney. The attorneys, however, filed for recovery of those fees as an additional award that was heard and approved September 25, 1998. On December 3, 1998, the court awarded the Company an additional $185,000 in legal fees.

The bank has filed its appeal on June 16, 1999. This gave Tri-National the right to cross appeal on the basis of the additional damages we believed we could show. However, we decided not to exercise this right and possibly open the door for the Appellate Court to return us to court to evaluate those damages. Instead, we filed our answer to their appeal September 16, 1999 and will now let the Appellate Court proceed. Oral argument has now been set for September 6, 2000.

The deferred income from this judgment receivable is $2,920,227.05.

NOTE 5.        NETROM, INC. CONVERTIBLE PREFERRED STOCK

In January of 1998, the Company, on behalf of its wholly-owned Mexican subsidiary, Planificacion y Desarrollo Regional Jatay, S.A. de C.V., sold 50 acres of its Hills of Bajamar property to NetRom, Inc., a California publicly traded corporation for $60,000 per acre, for a total purchase price of $3,000,000, plus construction and management contracts on said 50 acres.

NetRom, Inc. delivered to Tri-National Development Corp. at closing, 1,000,000 shares of its Preferred Convertible stock at a value of $3.00 per share for a total value of $3,000,000. The preferred stock accumulated interest at a rate of 15% per annum and was to be convertible into common stock at $3.00 per share or market price for the 10 day average prior to the date of conversion, whichever is less, but in no event less than $1.50 per share. The conversion date was at the option of Tri-National Development Corp., however, no sooner than 12 months from the date of closing and in no case later than 15 days after the common stock of NetRom, Inc. trades at or above $4.00 per share for a period of thirty consecutive days.

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

In April of 1999, the Company converted the 1,000,000 shares of Netrom, Inc. preferred shares to 2,320,345 shares of restricted common shares and released for sale shares within the volume limitations pursuant to Rule
144. As of April 30, 2000, the Company had sold 1,320,345 shares at an average price of approximately $.40.

NOTE 6.        NETROM, INC. COMMON STOCK

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

In April of 1999, this transaction was mutually annulled. Neither company was best served by maintaining the inventory of either the stock or the
land.   Consequently, the sale was annulled resulting in the cancellation of the 4,200,000 restricted common shares of Netrom, Inc. and return of the 200 acres of the Company's Hills of Bajamar.

NOTE 7.        TAIG VENTURES, INC. PREFERRED CONVERTIBLE STOCK

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

NOTE 8.        INVESTMENT IN MRI MEDICAL DIAGNOSTICS, INC., A COLORADO
               CORPORATION

In 1992 the Company sold its wholly owned subsidiary, MRI Medical Diagnostics Inc., a California corporation to Petro-Global, Inc., a Colorado publicly traded corporation. In return, the Company received 6,000,000 restricted common shares of the purchaser, Petro-Global, Inc., plus certain mineral properties and leases. In 1992, the mineral properties were written down to a nil value in the records and the name was changed from Petro-Global, Inc. to MRI Medical Diagnostics, Inc.(MRI-Med). MRI-Med filed for Chapter 11 bankruptcy protection in July 1993 in conjunction with the Chino Valley Bank action (see Note 2). After dividends in kind totaling 2,000,000 shares in 1992 and 1993 to TND shareholders, and due to uncertainty in the underlying value of the remaining 4,000,000 MRI-Med shares held by the Company, the carrying cost of these shares was written-off in 1994. Tri-National Development Corp. filed a reorganization plan on behalf of MRI-Med in August 1995 and, in settlement of the litigation described in Note (2), the Company received 5,900,000 shares of MRI-Med at a deemed value of $0.50 per share, ordered by the U.S. Federal Bankruptcy Court, plus 1,400,000 shares for reimbursement of current expenses. In July of 1997, MRI-Med recapitalized on a 1 for 5 basis. The investment is recorded in the books at a cost of $496,994. The Company declared and paid a stock dividend of 750,000 shares of MRI-Med to TND shareholders of record August 31, 1997 and declared a second stock dividend of an additional 750,000 to TND shareholders of record January 27, 1998. After the stock dividends paid to TND shareholders in 1992, 1993, 1997 and 1998, and shares sold to finance the reorganization, the Company retains approximately 415,000 post-split shares of MRI-Med. MRI-Med is currently traded on the Over the Counter Bulletin Board under the symbol "MMDI" and trades in the $.15 to $.40 range.

NOTE 9.        REAL ESTATE DEVELOPMENT PROPERTY: HILLS OF BAJAMAR

The Hills of Bajamar property is a 2,500-acre parcel located in the Municipality of Ensenada, on the Pacific Ocean side of Baja California, Mexico, roughly 50 miles south of San Diego, California. The purchase contract completed in 1992 through the Company's wholly-owned Mexican subsidiary, Planificacion Desarollos de Jatay, S.A. de C.V. ("Planificacion"), provides for an overall purchase price of $6,000,000 for
the 2,500 acres ($2,400 per acre or $.60 per sq. meter).   The property is
being purchased on a gradual basis in 247-acre increments at $600,000 apiece. In September 1998, the Company, in accordance with its contract,
had taken title to an additional 247 acres.   In September 2000, in
accordance with its contract, the Company is scheduled to make additional $600,000 payment. The Company recently received a financing commitment for $2,000,000 to make this scheduled payment and complete the engineering for Vinas de Bajamar (See below). This will give the Company title to a total of approximately 750 acres and places the balance of
roughly 1,750 acres in trust with Banco Ixe.   Title to additional acres
will be released to the Company as annual payments are made to the seller. In the event the Company is unable to make its scheduled annual payments, the trust is subject to cancellation and the property will be subject to refinancing under which the Company may be required to pay a significantly higher price per acre. Balance owing on the remaining 2,000 acres is $4,800,000 at $600,000 annually with no interest until 2003.

NOTE 10.       PLAZAS RESORT TIMESHARES AND COMMERCIAL PROPERTY

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

NOTE 11.       LA PERLA CONDOMINIUMS

In January of 1999, the Company entered into an acquisition agreement with Valcas Internacional, S.A. to acquire 2+ developed acres of ocean front land within the Bajamar resort, with plans for a 32-unit condominium complex for $6,000,000. The Company paid $1,000,000 in accordance with the new contract for the 32-unit La Perla condominiums to be built and signed notes for an additional $5,000,000, pursuant to a construction contract executed simultaneously. It was subsequently determined that these units could not be developed as timeshares and consequently not economically feasible. The $1,000,000 the Company invested in La Perla was credited to the original Plaza Resort timeshare and efforts for La Perla concluded, with the notes payable cancelled.

NOTE 12.       ASSISTED LIVING - OTHER LOCATIONS IN PROCESS

In October of 1998, the Company entered into a purchase agreement to acquire 3.66 acres of undeveloped property overlooking the Pacific Ocean in Carlsbad, California for $2,900,000, with a $125,000 down payment. The Company, through its majority owned subsidiary, Alpine Gardens East, plans to develop and operate this 180-bed assisted living facility, with an Alzheimer's care component. As of April 30, 2000, the Company had paid a total of $125,000 in connection with this acquisition.

In November of 1999, the Company closed and completed escrow to acquire a fully-zoned 22-acre parcel of real property with plans, located in Temecula, California for $4,300,000 for a combination of cash and notes. The Company plans to develop a fully-inclusive senior community that will offer medical facilities, Alzheimer's and dementia care, independent and assisted living and senior single family housing. The Company has named the project, Temecula Gardens, Inc. and plans to start construction in late 2000.

In April of 1999, the Company acquired 2.39 acres of undeveloped land in San Marcos, California for $800,000 (See "BUSINESS"). The Company plans to develop a 60-unit Alzheimer's care facility.

NOTE 13.       PLAZA ROSARITO

On November 20, 1998, Tri-National Holdings, S.A. de C.V., a wholly owned Mexican subsidiary, purchased the Plaza San Fernando from Banco Bital with a $1 million cash down payment. In July of 1999, Capital Trust, Inc. of New York, the Company Investment Banker, provided the remaining $8 million necessary to close and complete the escrow and will maintain a participation in the project. Pursuant to current agreements, the loan is due and payable November 21, 2000. The Company currently has a financing commitment for this property in excess of $14 million to payoff Capital Trust, Inc. prior to November 21, 2000 and provide adequate construction financing to complete the project. Plaza San Fernando's appraised value is in excess of $33 million. Fonatur, the tourism arm of the Mexican government, has approved a $38 million loan for the construction of a hotel and convention center on a portion of the property. The Company intends to joint venture this component with a major U.S. hotel operator.

The Company has renamed this property, Plaza Rosarito. It is located in the heart of Rosarito Beach in Baja California, Mexico, minutes from the 20th Century fox film studio where "Titanic" was filmed and down the street from the famous Rosarito Beach Hotel. Plaza Rosarito includes 15 acres of undeveloped oceanfront land zoned for the 450-room hotel and convention center, 18 acres of developed land, including 187,500 square feet of existing steel, concrete and marble commercial space, 42 developed residential lots and a 80% complete 36-unit condominium complex. The Company plans to sell the 30 condominiums at $100,000 each with a 20% down payment and the balance at 11% over 10 years. The Company's initial plans are to sell the 42 residential lots at approximately $30,000 each with a 20% down payment and the balance at 11% over 10 years. The Company has initial plans and will start to execute multi-year, triple- net leases from established preliminary commitments for approximately 100,000 square feet of the existing commercial property at up to $2.00 per square foot per month from U.S. and Mexican retail operations, consistent with comparable lease rates in the area, which upon full lease up should generate in excess of $4 million annually and become one of the most significant shopping centers in Baja California. The Company has already pre-leased roughly 60% of the 187,500 square foot shopping center. Additionally, the Company received approval to sell the commercial space as condominiums at up to $200 per square foot, with a 30% down payment and the balance at 14% over 5 years. This allows the Company an additional exit vehicle if desired and an alternative to leasing. The down payments would be deposited into an escrow account, until the Company completes approximately $1,500,000 in improvements, of which approximately $800,000 has already been completed. Upon full sell out, the projected gross revenues generated from the property could be in excess of $35 million, with down payments over $11 million and annual mortgage payments of roughly $5 million.

The deferred income from the sale of commercial at the shopping center is $1,581,808.

NOTE 14.       PORTAL DEL MAR CONDOMINIUMS

In February of 1999, the Company , through a wholly owned Mexican subsidiary, signed purchase agreements and provided the $500,000 down payment to acquire Portal Del Mar for $1,250,000. Portal Del Mar is a 123-unit, 2 and 3-bedroom condominium development on 6 acres overlooking the Pacific Ocean in Baja California, Mexico, just south of Rosarito Beach. The 126 ocean view condominiums are in various stages of completion, with approximately 46 completed. The Company recently received a financing commitment for $7.5 million to complete the remaining 80 units, add a clubhouse, 3 tennis courts, 2 pools and a spa with beach access and palapas. Each condo completed is intended to include an oversize terrace with ocean views. Comparable condominiums located across the road are selling in the $250,000 range. The Company arranged financing for the remaining $750,000 of acquisition cost and closed escrow on this property in June of 1999 and intends to initially operate this property as a hotel and eventually begin timeshare sales in late 2001. The Company expects to start timeshare sales at $5,000 per week with a $1,500 down payment and the balance at 12% over 7 years. Upon full sell out of the 6,222 weeks at an average price of $5,000, the projected gross revenues would exceed $31 million with down payments of $9 million and annual mortgage payments of approximately $2.5 million.

NOTE 15.       HALL OF FAME FITNESS CENTER

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

NOTE 16.       ALPINE GARDENS EAST

Alpine Gardens East is a Nevada corporation formed to own and operate senior and assisted living facilities in the southwest United States. As of April 30, 2000, the Company has paid $280,500 in cash and the issuance of 864,500 shares of Class B Series B preferred stock, which was converted during year end April 30, 1999 to 864,500 common shares.

NOTE 17.       INTERNATIONAL HEALTH NETWORKS, INC.

International Health Networks ("IHN"), a Nevada corporation, is headed up by three prominent physicians, all of whom are also shareholders of the Company, including Dr. Jerry Parker, who is a director and officer of the Company. IHN is a multitude of U.S. medical services designed for Mexico that the Company has envisioned for the past several years as the magnet for attracting the retiree market to Baja California, Mexico.

The primary focus for IHN is a planned medical campus, to be built on Hills of Bajamar property. The medical campus was originally outlined by IHN in 1997 in an agreement that called for 150 acres at the south end of the property at a price of $25,000 per acre with an option for an additional 100 acres at $60,000 per acre for 3 years. The Company retained the construction rights to build all required facilities on the combined 250 acres and maintain a property management contract. The campus is to include an acute care hospital associated with an recognized U.S. medical provider, a medical school complete with dormitories, class rooms and auditorium, medical exhibition center, R & D facilities for pharmaceutical industry and facilities for long-term care combined with anti-aging and wellness programs. This campus is important not only to the region, but to the Company's desire to create a retirement mecca on its properties. The original contract is being revised at this date.

In May of 1999, the Company received the approvals from the Mexican government for the development of a medical school and a four-year university. The Company had originally planned to build this facility on it's Hills of Bajamar property, however it has redesigned it's concept plans to build the school on the north end of Bajamar, upon closing of escrow if that can occur in the near future.

NOTE 18.       LOANS PAYABLE SHORT-TERM

To implement its business strategy, the Company initially funded acquisitions, development and general working capital by issuing a Private Placement of nine-month Corporate Notes at 10% interest per annum. The investors principal and interest are guaranteed by the Company and further bonded by New England International Surety Co., for up to $15 million. The Company collateralized the $15 million in bonding from New England International Surety Co. with a portion of its Hills of Bajamar property
and paid over $1,000,000 in bonding fees.    As of April 30, 2000 the
Company had placed $11,664,984 in Corporate Notes, of which all are due. The Company intends to repay the principal and interest with cash flow generated from operations, property specific mortgages and the sale of its Series B Convertible Debentures. New England International Surety Co. has not performed and the matter has been turned over to legal counsel to pursue the recovery of the bonding fees through litigation.

The Company made the private offering of its nine-month corporate notes ("Notes") in reliance on exemptions from the registration requirements of the Securities Act of 1933 and applicable state securities laws. Recently, the Company became the subject of a cease and desist order issued by the Wisconsin Securities Division, based on sales of its Notes to Wisconsin residents. The nine- month promissory note program was brought to the Company by the investment banking firm, Johnson, Richards & Company, Inc., and the Company relied on representations made by that firm that a federal exemption was available under the right terms and conditions. With the proceeds being used for specific projects etc., the Notes were considered commercial paper and exempt from securities registration. Although the Company believes it properly met the criteria for exemption, because it used the proceeds to acquire real estate and is arguing that the sales met the requirements of the Wisconsin private offering exemption, it has paid off all of the Notes due in Wisconsin. The Company has also agreed to a voluntary cease and desist order in California with respect to sales of those same Notes in that state. The California Department of Corporations required the Company to offer rescission to California investors in that offering and all California investors accepted the rescission. This requires the Company to repay all California investors their principal only, which the Company has already started paying. The California order does not prohibit future exempt or qualified sales of the Company's securities in California.

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

Short-term notes payable at April 30, 2000, consisted of the following:

     Corporate Notes payable
        9-month notes, interest at 10%,
        currently due                             $11,456,686

     Note payable to Capital Trust
        Guaranteed by 3 officers and
        Directors and a first trust deed on
        Plaza Rosarito, interest at 12%
        due November 21, 2000                       8,000,000

     Notes payable, short term
        interest at 10%, due January 31, 2001       1,420,458

     Note payable to Palomar Investments
        interest at 10%, due October 1, 2000           19,898

     Note payable to Norman Lizt
       complete purchase of San Marcos land           429,721

     Note payable to Del Mar Mortgage
       Construction loan for Youngtown Gardens
       interest at 14.5%, due February, 2001       10,600,000

     Note payable to Del Mar Mortgage
        Complete purchase of Temecula land
        Interest at 14.5%, due June 2001            1,760,000
                                                  -----------

     TOTAL                                        $33,686,763
                                                  ===========

NOTE 19.       LONG-TERM NOTES PAYABLE

Long-term notes payable at April 30, 2000, consisted of the following:

     Note payable to Palomar Investments
        Payment 12% due April 30, 2001            $   300,693

     Note payable for capital lease to
        Commercial Money Center, Inc.                 436,998
     (See "LEGAL PROCEEDINGS")

     Note payable and cash payable to
        DUBSCA upon closing of vacation
        ownership (timeshare) project               9,079,055

     Note Payable to Sovereign Capital
        Convertible Debenture, 8% interest            297,331

     Note payable to North County Bank
        Guaranteed by a stockholder and equipment,
        due in monthly installments of $860, with
        interest at 10.5%, through October, 2001       13,526

     Note Payable to Del Mar Mortgage
        Construction loan for Youngtown Gardens
                                                    9,874,953

     Note Payable to Solymar, Inc.
        Due                                           793,520
                                                  -----------

     TOTAL                                        $20,796,075
                                                  ===========

NOTE 20.       INCOME TAX

While the corporation has a net income of $532,629 for the year end April 30, 2000, it has a net operating loss carry forward from prior years that completely absorbs this amount, leaving no federal income taxes to be paid. A minimum tax of $800 is paid to the State of California, but this is included in operating expenses.

NOTE 21.       EXTRAORDINARY GAIN-DEBENTURES

The Company over the last several years achieved a number of acquisitions with the use of Convertible Preferred Stock and cash. The contractual agreements underlying the Convertible Preferred Stock called for the Company to achieve a trading value of $3.00 per share within a 24 month period or by January 31, 2000, whichever came first. The agreements further allowed for the sellers to petition the Company to convert these Convertible Preferred Shares to interest bearing Convertible Debenture instruments in the event the Company was not able to meet the $3.00 qualification. The majority of the sellers in fact did request and were satisfied with the receipt of the appropriate instruments in February and March of 2000. Subsequently, over the next few months, the note holders elected to convert these Convertible Debentures into common stock as per their right under the terms and contained therein. The net effect of this for the year ending April 30, 2000 is an extraordinary gain in the amount of $7,889,017.

NOTE 22.       PROPERTY, FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                 April 30, 2000     April 30, 1999
                                 --------------     --------------

Furniture and equipment            $  496,673        $  657,072
Less accumulated depreciation         (85,240)          (19,437)
                                   ----------        ----------
                                   $  411,433        $  637,635
                                   ==========        ==========

NOTE 23.       LEASES

The Company leases one office facility in San Diego, California and one in Ensenada, Baja California under operating leases which expire in 2000 and the year 2001, respectively. The leases generally require the Company to pay all maintenance, insurance and property taxes and are subject to certain minimum escalation provisions. The Company also leases autos, equipment and computers.

Future minimum operating lease payments as of April 30, 2000 are as follows:

                              2000                     $210,700
                              2001                      252,840
                                                       --------
                                                       $463,540
                                                       ========

NOTE 24.       GREATER SAN DIEGO IMAGING CENTER

This facility has provided magnetic resonance imaging (MRI) services in the San Diego area since 1990. On June 4, 1996 the Company entered into an Asset Purchase Agreement with Greater San Diego Imaging Center (GSDIC) with an effective date of November 1, 1996. The Company agreed to purchase the fixed assets, certain trade accounts receivable, certain assignable contracts, leases and agreements, prepaid expenses and the goodwill of the business. The purchase price was $599,999 for the fixed assets and $1.00 for other assets and is payable as follows:

(a) by payment of $325,000, of which $25,000 U.S. was paid upon execution of the agreement (partially paid from deposit on letter agreement); and (b) by the issuance of 857,142 common shares of TND based upon a value of $0.35 U.S. per share for total share consideration having a value of $300,000 U.S.; and (c) on December 30, 1996, the Company entered into an agreement with First Colonial Ventures, Ltd., Nevada publicly traded company, to sell it 1/3 of GSDIC for $350,000 cash, payable over twelve months. As of April 30, 1998, First Colonial had paid a total of $112,367, with unpaid principal, interest and penalties of $357,748. The Company declared First Colonial in default and retained the 1/3 interest as liquidated damages.

This facility, with tenant improvements, was originally financed for $2.5 million. The equipment had an appraisal of $1.2 million and tenant improvements valued at $241,000. A $75,000 "open unit" upgrade was completed for claustrophobic and large patients.

Effective August 31, 1999, the space lease expired and the landlord insisted on a new 5-year lease at an increase that would have brought the monthly rental to almost $9,000 per month. Additionally, parent company and personal guarantees for the full amount of $540,000 were required. It was determined that the business could not support the expenses required to justify a large financial commitment. Consequently, the center was closed effective August 31, 1999.

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

OFFICERS AND DIRECTORS

The following table sets forth the name, age and position of each of the persons who were serving as executive officers and directors of the Company as of April 30, 2000.

                                    POSITIONS HELD
NAME                    AGE         WITH THE CORPORATION               SINCE
----                    ---         ---------------------              -----
Michael A. Sunstein     58          Director, CEO &                    1989
                                    President
Gilbert Fuentes         67          Chief Financial Officer            1996
Paul G. Goss*           58          V.P. Legal Counsel, U.S.           1996
Bersain Gutierrez       43          V.P. Legal Counsel, Mexico         1998
Shane Kennedy           36          Director                           1994
Arthur Lilly            68          Director                           1995
Dr. Jerry Parker        63          Director and                       1996
                                    V.P. Medical Development
Jay Pasternak           43          Director                           1994
Dr. Robert Rosen        53          Director                           1989
Jason Sunstein          29          Secretary and                      1989
                                    V.P. Investor Relations
Ted Takacs              52          Director                           1994
Craig Lanser                        V.P.                               2000
Robert Margolis                     V.P. Finance                       2000

Mr. Goss provides services to the Company as required.

Set forth below is biographical information about each of the Company's executive officers and directors.

MICHAEL A. SUNSTEIN. Mr. Sunstein has been the Chief Executive Officer and a Director of the Company since its founding 1989. Prior to joining the Company, Mr. Sunstein spent 15 years in the housing industry, primarily with Kaufman and Broad Homes, Inc., a New York Stock Exchange listed company, where he served as President of the Midwestern Division and acting President of the East Coast Division. In those capacities he was responsible for the financial, building and delivery of approximately $30,000,000 in housing sales annually. He resigned from Kaufman and Broad and started his own firm in the building and materials and single-family home industry in Michigan, prior to moving to San Diego in 1982.

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

DR. JACOB J. PARKER. Dr. Parker has been a Director and V.P. Medical Development of the Company since 1996. Dr. Parker is currently Medical Director and Director of Radiology for several MRI centers and breast imaging centers in Northern California since 1973. He was previously Chief of Radiology and Nuclear Medicine at Ross General Hospital, Clinical Professor of Radiology at the University of California, Irvine, and Instructor of Radiology at the University of Southern California Medical Center from 1970 to 1988. Dr.Parker received his M.D. from the University of Manitoba, Canada in 1962.

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

ROBERT MARGOLIS. Mr. Margolis has been V.P. Finance for the Company since early 2000. He has been engaged in the financial services industry for approximately 30 years. He brings a diverse financing and real estate lending background, having been the former President of Mortgage Bankers Acceptance Company, President of Western Empire Savings and Loan Association, Senior V.P. and Chief Loan Officer of Columbia Savings and Loan, Senior V.P. of Major and Construction Loan Department for Farwest

Savings and Loan. His career has encompassed working with highly successfully individuals and achievement-oriented companies on a national level. During his career Mr. Margolis has been intrically involved in the financing of over $2 billion of construction and existing residential, commercial and industrial real estate throughout the United States.

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

LOUIS LESSER. Mr. Lesser has been a consultant to the Company since 1991 on financing and real estate transactions. Mr. Lesser has successfully built, owned and operated numerous real estate companies, hotel properties and oil and gas companies since 1935, including Chairman and President of Louis Lesser Enterprises, Inc. of Beverly Hills, CA, which was listed on the American Stock Exchange. Louis Lesser Enterprises built developed and operated over $1,000,000,000 of commercial and residential real estate properties and over $500,000,000 of housing projects for the Army, Navy, Air Force and Marine Corps. all over the U.S.

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

NORM EDWARDS.

Mr. Edwards has been a consultant to the Company since 1999 on administration, financing and mergers and acquisitions. Mr. Edwards has consulted with various companies for the past 26 years in areas of corporate development. Mr. Edwards obtained his Bachelors of Science degree in Business Administration from the California State Polytechnic College in Pomona, California in 1961. Mr. Edwards is a retired USAF Lt. Colonel, Command Pilot.

The Company does not have a standing audit or nominating committee of its board of directors, or committees performing similar functions. However, the Company plans to form such committees, as it is a requirement for listing on most exchanges and NASDAQ.

ITEM 10.  EXECUTIVE COMPENSATION

The Company has granted stock options to members of the board of directors in 1996, 1997 and 1998, outlined below. Other than these stock options, the Company does not pay compensation to its directors, nor does it maintain any pension, retirement or other arrangement. The board of directors for the Company held a total of eight (8) regular meetings during its last fiscal year. All directors attended each of the meetings via telephone conferencing.

STOCK OPTIONS GRANTED AND EXERCISED DURING THE YEAR

In December of 1996, 975,000 Employee Stock Options were issued to officers and directors to purchase Common Stock in the Company at a price of $.25 per share, expiring December 31, 1999. Prior to their expiration date of December 31, 1999, all 975,000 Employee Stock Options had been exercised at $.25.

For the year ended April 30, 1997 a total of 1,000,000 Employee Stock Options were issued to officers and directors to purchase Common Stock in the Company at a price of $.50 per share and expiring December 31, 1999. Prior to their expiration date of December 31, 1999, 601,000 Employee Stock Options had been exercised at $.50 per share.

For the year ended April 30, 1998 a total of 1,000,000 Employee Stock Options were issued to officers and directors to purchase Common Stock in the Company at a price of $.50 per share and expiring December 31, 1999. Prior to their expiration date of December 31, 1999, 50,000 Employee Stock Options had been exercised at $.50 per share.

The Employee Stock Options for 1999 and 2000 are being held, pending a Qualified Stock Option Plan that will be presented at the next Annual Meeting of the Shareholders.

Total compensation paid to officers of the Company for its past three fiscal years is set forth below:











                  (THIS SPACE INTENTIONALLY LEFT BLANK)

                       SUMMARY COMPENSATION TABLE

                                                        Long Term Compensation
                                                   --------------------------------
                              Annual Compensation           Awards        Payouts
                    ---------------------------------------------------------------
                                             Other             Securities
                                            Annual    Rstrctd.   Under-             All Other
Name and                                    Compe-     Stock     lying     LTIP      Compe-
Principal                                   nsation   Award(s)  Options   Payouts    nsation
Position       Year    Salary($)  Bonus($)    ($)       ($)      (#)        ($)       ($)

-------------------------------------------------------------------------------------------
Michael        1997    $ 74,000   $     0   $     0   $     0   550,000   $     0   $     0
A.             1998    $120,000   $     0   $     0   $     0   450,000   $     0   $     0
Sunstein,      1999    $144,000   $     0   $     0   $     0         0   $     0   $     0
CEO &
President


Gilbert        1997    $ 37,000   $     0   $     0   $     0         -   $     0   $     0
Fuentes,       1998    $ 60,000   $     0   $     0   $     0   150,000   $     0   $     0
CFO            1999    $ 72,000   $     0   $     0   $     0         0   $     0   $     0


Paul G.        1997    $      0   $     0   $     0   $43,000         0   $     0   $     0
Goss, V.P      1998    $      0   $     0   $     0   $66,000         0   $     0   $     0
& U.S.         1999    $ 30,000   $     0   $     0   $68,250         0   $     0   $     0
Counsel


Jason A.       1997    $ 37,000   $     0   $     0   $     0   150,000   $     0   $     0
Sunstein,      1998    $ 60,000   $     0   $     0   $     0   150,000   $     0   $     0
Secretary      1997    $ 72,000   $     0   $     0   $     0         0   $     0   $     0
& V.P


Jerry J.       1997    $      0   $     0   $     0   $     0         -   $     0   $     0
Parker,        1998    $      0   $     0   $     0   $     0    50,000   $     0   $     0
M.D., V.P.     1999    $      0   $     0   $     0   $     0         0   $     0   $     0

(1) Bersain Gutierrez, Craig Lanser and Robert Margolis have only recently been retained by the Company, and did not receive compensation from the Company for the calendar year end December 31, 1999.
(2)  There are seven six directors for the fiscal year ended April 30, 2000.

(3) Norman Edwards and Douglas Morgan of the Advisory Team received minimal consulting fees during the calendar year end December 31, 1999.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of April 30, 2000 (based on a total of 31,647,534 outstanding shares of Common Stock) by (1) all persons know by the Company to own beneficially more than 5% of the common stock, (II) each of the Company's Directors, (III) each of the Named Executive Officers, and
(IV) all executive officers and directors as a group. Except as otherwise indicated, the Company believes the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

NAME AND ADDRESS OF            SHARES BENEFICIALLY         PERCENTAGE
BENEFICIAL OWNER (1)                 OWNED             BENEFICIALLY OWNED
-------------------            -------------------     --------------------
Michael A. Sunstein (II)(III)      2,063,240                 %6.519
The A.J. Hester Group (I)(2)       2,000,000                  6.320
C/o Josephtal and Co.
200 Park Ave., 24th Fl.
New York, NY  10166
Jerry Parker, M.D. (II)(III)       1,850,857                  5.848
Jason Sunstein (III)                 275,000                  0.869
Paul G. Goss (III)                   125,000                  *
Dr. Robert Rosen (II)                140,000                  *
Jay Pasternak (II)                   121,287                  *
Arthur Lilly (II)                     99,000                  *
Gilbert Fuentes (III)                 50,000                  *
Ted Takacs  (II)                      50,000
Shane Kennedy (II)                     1,200                  *
Advisory Team                      1,242,000                  3.924
All Directors and Officers as
  a Group (IV)                     4,775,584                  15.09
TOTAL OF ABOVE                     8,017,584                  25.34

(1) Except where otherwise noted, the address of the Company's directors and executive officers is c/o Tri-National Development Corp., 480 Camino Del Rio S., Suite 140, San Diego, California 92108.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Jason Sunstein, as President of Delanorte Investments, Inc. loaned the Company $301,650 during the year and was repaid $153,870, leaving a balance due at April 30, 2000 of $147,780. No terms are specified and no interest has been charged or collected.

Michael Sunstein, as President of Palomar Investments, Inc., loaned the Company $264,150 during the year and was repaid $142,500, leaving a balance due at April 30, 2000 of $121,650. No terms are specified and no interest has been charged or collected.

                                 PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON Form 8-K

The following documents are filed as a part of the report:

(a) FINANCIAL STATEMENTS. The following consolidated financial statements of the Company are included in Part II, Item 7 of this report:

     Independent Auditors' Report
     Consolidated Balance Sheets as of April 30, 2000 and 1999
     Consolidated Statements of Operations for the year ended April 30, 2000 Consolidated Statements Cash Flows for the ended April 30, 2000 Consolidated Statements of Shareholders' Equity for the year ended April 30, 2000
     Notes to Consolidated Financial Statements

(b) REPORTS ON FORM 8-K. For the year end April 30, 2000, no reports on Form 8-K were filed by the Company.

(c ) EXHIBITS.  The following exhibits are filed as a part of this report:

EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------

27.1                     Financial Data Schedule

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by this undersigned, thereunto duly authorized, in the City of San Diego, California, on this 10th day of August, 1999.

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