Form 10QSB
period 2000-07-31
TRI NATIONAL DEVELOPMENT CORP
filed 2000-09-14
CIK 1034415

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                               FORM 10-QSB


            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES AND EXCHANGE ACT OF 1934


                   For the quarter ended July 31, 2000

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB. [x]

As of September 14, 2000, 31,760,534 shares of the registrant's common stock were outstanding. The aggregate market value of the Registrants's free-trading common stock, held by non-affiliates on September 14, 2000 was approximately $6,400,000, based on the closing price of the stock on September 14, 2000.

                     TRI-NATIONAL DEVELOPMENT CORP.

                               FORM 10-QSB
                   FOR THE QUARTER ENDED JULY 31, 2000

                                  INDEX



                                                                     PAGE
                                                                     ----



                     PART I - FINANCIAL INFORMATION

ITEM 1.        Financial Statements (Unaudited)

     A)   Consolidated Balance Sheets as of July 31, 2000 and 1999 . . .3

     B)   Consolidated Statements of Operations for
          the three months ended July 31, 2000 and 1999. . . . . . . . .4

     C)   Consolidated Statements of Cash Flows for
          the three months ended July 31, 2000 and 1999. . . . . . . . .5

     E)   Notes to the Financial Statements. . . . . . . . . . . . . . .6

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . 16



                       PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 18
ITEM 2.   Changes in Securities and Use of Proceeds. . . . . . . . . . 20
ITEM 3.   Default of Senior Securities . . . . . . . . . . . . . . . . 20
ITEM 4.   Submission of Matters to a Vote of Security Holders. . . . . 20
ITEM 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . 20
ITEM 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 20



Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

                     PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS:                                              July 31, 00        July 31, 99
-------                                              -----------        -----------
Current  assets:
----------------
Cash in banks                                        $    (15,343)       $    808,857
Cash in banks - Restricted (Note 2)                     2,594,423                   -
Accounts receivable, net                                1,703,187             442,517
Assisted living-Youngtown (Note 3)                     15,544,880                   -
Citizens Business Bank Judgment Receivable (Note 4)     6,179,953           5,645,670
                                                     ------------        ------------
   Total current assets                                26,007,099           6,897,044
                                                     ------------        ------------

Investments:
------------
NetRom, Inc. convertible preferred stock (Note 5)       1,292,794           3,000,000
Taig convertible preferred stock (Note 6)               3,000,000           3,000,000
MRI medical diagnostics, Inc. (Note 7)                     18,185              26,638
Hills of bajamar (Note 8)                               4,269,810           4,341,126
Plaza resort timeshares (Note 9)                       14,645,085          13,634,052
Bajamar las perlas condominiums (Note 10)                                   6,505,681
Assisted living-Other Locations in process (Note 11)    5,194,518             152,500
Plaza rosarito (Note 12)                               11,996,153           9,626,456
Portal del mar condominiums (Note 13)                   1,484,232             750,594
Hall of fame fitness center (Note 14)                      50,558              50,558
Bajamar Airport                                            22,766
Alpine Gardens East (15)                                4,297,005           4,288,470
International health network (Note 16)                     17,334              18,862
                                                     ------------        ------------
   Total investments                                   46,288,440          45,394,937
                                                     ------------        ------------

Other assets:
-------------
Capitalized equipment lease                               441,300             467,409
Property, furniture, and equipment, net                     3,169             155,044
Other Assets                                               20,988                   -
                                                     ------------        ------------
   Total other assets                                     465,456             622,453

   Total Assets                                      $ 72,760,995        $ 52,914,434
                                                     ============        ============

Liabilities and stockholders' equity:
-------------------------------------
Current liabilities:
--------------------
Accounts payable and accrued liabilities             $  2,622,365        $    709,965
Citizens Business Bank Judgment expenses (Note 4)       3,216,481           1,975,984
Loans payable-short term-1 year or less (Note 17)      31,892,828           2,112,042
                                                     ------------        ------------
   Total current liabilities                           37,731,675           4,797,991

Deferred revenue - (Note 4)                             4,545,279           3,669,685
Notes payable-net of current portion (Note 18)         21,260,852          30,565,037
                                                     ------------        ------------
   Total Liabilities                                   63,537,806          39,032,713
                                                     ------------        ------------

Stockholders' equity:
---------------------
Common stock                                           14,573,449          12,524,426
Paid in Capital                                         1,431,142
Convertible preferred stock                                     -           9,458,000
Accumulated deficit                                    (6,781,402)         (8,100,705)
                                                     ------------        ------------
   Total stockholders' equity                           9,223,189          13,881,721
                                                     ------------        ------------

Total Liabilities and Stockholders' Equity           $ 72,760,995        $ 52,914,434
                                                     ============        ============


See accompanying notes.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND CHANGES IN RETAINED EARNINGS


                                                             Quarters Ending
                                                     -------------------------------
                                                     July 31, 00         July 31, 99
                                                     -----------         -----------
Revenues:
---------

  Revenues                                           $     11,148        $     76,200
                                                     ------------        ------------

Operating Expenses:
-------------------

  Corporate note expense (Excluding interest)             206,041             979,894
  Consulting fees                                         399,449              44,320
  Sales and marketing                                         441             132,044
  Legal, accounting and insurance                          36,944              26,348
  Interest expense                                         16,035             287,473
  General and administrative                              249,781             290,323
                                                     ------------        ------------
   Total operating expenses                               908,690           1,760,402

                                                     ------------        ------------
Loss from Operations                                     (897,542)         (1,684,202)

Other Expenses and Losses
  Write-down of investments                                     -                   -
  Gain or (loss) on sale of assets                              -                   -
                                                     ------------        ------------

Loss before taxes                                        (897,542)         (1,684,202)

less:income tax

                                                     ------------        ------------
Net income (loss)                                        (897,542)         (1,684,202)

Retained earnings, beginning                           (5,883,859)         (6,416,503)

                                                     ------------        ------------
Retained earnings, ending                            $ (6,781,402)       $ (8,100,705)
                                                     ============        ============

Earnings per share-fully diluted                     $     (0.028)       $     (0.050)


See accompanying notes.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Quarters Ending
                                                     ---------------------------------
                                                     Julio 31, 00         Julio 31, 99
                                                     ------------         ------------
Cash from Operating activities
------------------------------
  Net cash loss from operations                      $   (202,982)       $ (1,345,945)
  Accounts receivable-Trade                                12,657               2,579
  Accounts Payable-Trade                                        -            (222,525)
                                                     ------------        ------------
      Net Cash from Operating activities                 (190,325)         (1,565,891)
                                                     ------------        ------------

Cash used in Investments
------------------------
   Furniture and Equipment                                      -               8,604
   Alpine Gardens East                                          -             (10,000)
   MRI Medical Diagnostics                                 (1,735)             (2,000)
   Assisted Living-Youngtown                             (295,761)             (5,670)
   Assisted Living-Other Projects                      (2,744,002)            (48,000)
   Hills of Bajamar                                       (50,233)           (150,017)
   Plaza Rosarito                                        (121,755)         (6,719,718)
   Portal Del Mar                                               -            (650,594)
   Hall of Fame Fitness Center Building                       150
   International Health Network                                 -                (362)
   Bajamar Las Perlas Condominiums                              -            (505,681)
   Plaza Resort Timeshares                                      -            (279,508)
   Other Assets                                              (100)
                                                     ------------        ------------
      Net Cash used in Investments                     (3,213,436)         (8,362,946)
                                                     ------------        ------------

Cash provided by Financing
--------------------------
   Notes and Loans Payable                                387,808          10,329,308
   Common Stock Private Placements & Warrants             386,860             (52,636)
                                                     ------------        ------------
      Net Cash provided by financing activities           774,668          10,276,672
                                                     ------------        ------------

      Net change in cash and equivalents               (2,629,093)            347,835
      Cash and equivalents, beginning of period         5,208,173             461,023
                                                     ------------        ------------
      Cash and equivalents, end of period            $  2,579,080        $    808,857
                                                     ============        ============






See accompanying notes.

                     TRI-NATIONAL DEVELOPMENT CORP.

              NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE 1.        DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

Tri-National Development Corp. ("TND" or the "Company") is a multi-faceted international real estate development, sales and management company, publicly traded under the symbol "TNAV" on the NASDAQ OTC BB and under the symbol "TND" on the Hamburg Stock Exchange and the Frankfurt Stock Exchange. The Company's development efforts are focused in four major areas: residential development, resort properties, commercial development and senior and assisted living facilities.

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

The fully diluted computation is based on the number of shares for the three months ended July 31, 2000 and 1999. The computation contemplates the dilutive effects of common stock equivalent shares as well as conversion of the convertible preferred stock.

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

NOTE 2.        CASH IN BANKS - RESTRICTED

The cash in the bank consists of $2,594,423 reserved for the construction of 126 units at the Company's Youngtown Gardens Senior Housing Project in Youngtown, Arizona.

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

The bank has filed its appeal on June 16, 1999. This gave Tri-National the right to cross appeal on the basis of the additional damages we believed we could show. However, we decided not to exercise this right and possibly open the door for the Appellate Court to return us to court to evaluate those damages. Instead, we filed our answer to their appeal September 16, 1999, held oral arguments on September 6, 2000 and will now let the Appellate Court proceed.

The deferred income from this judgment receivable as of July 31, 2000 is $2,963,471.

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

In April of 1999, the Company converted the 1,000,000 shares of Netrom, Inc. preferred shares to 2,320,345 shares of restricted common shares and released for sale shares within the volume limitations pursuant to Rule
144. As of July 31, 2000, the Company had sold 1,320,345 shares at an average price of approximately $.40.

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

NOTE 7.        INVESTMENT IN MRI MEDICAL DIAGNOSTICS, INC., A COLORADO
               CORPORATION

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

NOTE 8.        REAL ESTATE DEVELOPMENT PROPERTY: HILLS OF BAJAMAR

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

NOTE 9.        PLAZAS RESORT TIMESHARES AND COMMERCIAL PROPERTY

In December of 1996, the Company entered into an acquisition agreement with Valcas Internacional, S.A., to acquire 100% of the stock of Inmobilaria Plaza Baja California, S.A., a Mexican corporation, including its existing assets, which include 16+ developed acres of ocean front land within the Bajamar resort with plans for 328 vacation ownership (timeshare) units, plus a 26,000 square-foot adjacent commercial building under construction for $13,079,055, payable with notes for $9,079,055 and 1,000,000 Class B Series B Convertible Preferred shares with a value of $4.00 per share(See "NOTES PAYABLE"). During the Company's year end April 30, 2000, the Company paid $200,000 additional as it modified the original contract and converted the Class B Series B Preferred shares to common.

NOTE 10.       LA PERLA CONDOMINIUMS

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

NOTE 11.       ASSISTED LIVING - OTHER LOCATIONS IN PROCESS

In October of 1998, the Company entered into a purchase agreement to acquire 3.66 acres of undeveloped property overlooking the Pacific Ocean in Carlsbad, California for $2,900,000, with a $125,000 down payment. The Company, through its majority owned subsidiary, Alpine Gardens East, plans to develop and operate this 180-bed assisted living facility, with an Alzheimer's care component. As of July 31, 2000, the Company had paid a total of $125,000 in connection with this acquisition.

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

NOTE 12.       PLAZA ROSARITO

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

NOTE 13.       PORTAL DEL MAR CONDOMINIUMS

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

NOTE 14.       HALL OF FAME FITNESS CENTER

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

NOTE 15.       ALPINE GARDENS EAST

Alpine Gardens East is a Nevada corporation formed to own and operate senior and assisted living facilities in the southwest United States. As of April 30, 2000, the Company has paid $280,500 in cash and the issuance of 864,500 shares of Class B Series B preferred stock, which was converted during year end April 30, 1999 to 864,500 common shares.

NOTE 16.       INTERNATIONAL HEALTH NETWORKS, INC.

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

NOTE 17.       LOANS PAYABLE SHORT-TERM

To implement its business strategy, the Company initially funded acquisitions, development and general working capital by issuing a Private Placement of nine-month Corporate Notes at 10% interest per annum. The investors principal and interest are guaranteed by the Company and further bonded by New England International Surety Co., for up to $15 million. The Company collateralized the $15 million in bonding from New England International Surety Co. with a portion of its Hills of Bajamar property
and paid over $1,000,000 in bonding fees.    As of July 31, 2000 the

Company had placed $11,664,984 in Corporate Notes, of which all are due. The Company intends to repay the principal and interest with cash flow generated from operations, property specific mortgages and the sale of its $30 million Series B Convertible Debentures. New England International Surety Co. has not performed and the matter has been turned over to legal counsel to pursue the recovery of the bonding fees through litigation.

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

Short-term notes payable at July 31, 2000, consisted of the following:

     Corporate Notes payable
        9-month notes, interest at 10%,
        currently due                             $11,282,529

     Note payable to Capital Trust
        Guaranteed by 3 officers and
        Directors and a first trust deed on
        Plaza Rosarito, interest at 12%
        due November 21, 2000                       8,000,000

     Notes payable, short term
        interest at 10%, due January 31, 2001       1,560,651

     Note payable to Palomar Investments
        interest at 10%, due October 1, 2000           19,898

     Note payable to Norman Lizt
       complete purchase of San Marcos land           429,750

     Note payable to Del Mar Mortgage
       Construction loan for Youngtown Gardens
        interest at 14.5%, due February, 2001      10,600,000


     TOTAL                                        $31,892,828
                                                  ===========

NOTE 18.       LONG-TERM NOTES PAYABLE

Long-term notes payable at July 31, 2000, consisted of the following:

     Note payable to Palomar Investments
        Payment 12% due April 30, 2001            $   300,693

     Note payable for capital lease to
        Commercial Money Center, Inc.                 441,303
     (See "LEGAL PROCEEDINGS")

     Note payable and cash payable to
        DUBSCA upon closing of vacation
        ownership (timeshare) project               9,079,055

     Note Payable to Sovereign Capital
        Convertible Debenture, 8% interest            297,331

     Note payable to North County Bank
        Guaranteed by a stockholder and equipment,
        due in monthly installments of $860, with
        interest at 10.5%, through October, 2001       13,526

     Note Payable to Del Mar Mortgage
        Construction loan for Youngtown Gardens    10,335,424

     Note Payable to Solymar, Inc.                    793,520
                                                  -----------

     TOTAL                                        $21,260,852
                                                  ===========

NOTE 19.       PROPERTY, FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                   July 31, 2000
                                   -------------

Furniture and equipment            $474,380
Less accumulated depreciation       (29,912)
                                   --------
                                   $444,468
                                   ========

NOTE 20.       LEASES

The Company leases one office facility in San Diego, California and one in Ensenada, Baja California under operating leases which expire in 2000 and the year 2001, respectively. The leases generally require the Company to pay all maintenance, insurance and property taxes and are subject to certain minimum escalation provisions. The Company also leases autos, equipment and computers.

Future minimum operating lease payments as of July 31, 2000 are as follows:

                                   2000           $210,700
                                   2001            252,840
                                                  --------
                                                  $463,540
                                                  ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

The Company was organized to create and realize value by identifying and making opportunistic real estate investments through the direct acquisition, rehabilitation, development, financing and management of real properties and/or participation in these activities through the purchase of debt instruments or equity interests of entities engaged in such real estate business. The Company's business strategy is to maximize shareholder value, focusing on three priorities: growth, profitability and liquidity through both domestic and international real estate investments. The Company's primary source of equity financing has been through private placement of its securities, including short-term corporate notes ("Notes"). As of July 31, 2000, the Company placed $11,664,984 pursuant to private placement offerings of its Notes, which are all now due. The Company intends to repay the principal and interest with cash flow generated from operations, property specific mortgages and the sale of its $30 million Series B Convertible Debentures (see below).

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

Results of Operations

Three Months Ended July 31, 2000 Compared to Three Months Ended July 31, 1999. During the three months ended July 31, 2000, the Company had a net loss of $(897,542) or $.028 per share, as compared to a net loss of $(1,684,202) or $(0.05) per share for the same period ended July 31, 1999. This change is primarily attributable to a reduction in the overall expenses associated with the Company's offering of its short-term promissory notes ("Notes") since the Company voluntarily ceased offering the Notes. Operating expenses for the three months ending July 31, 2000 was $909,690, a decrease from $1,760,402 for the three months ending July 31, 1999. This decrease is attributable to a reduction in the overall expenses associated with the Notes since the Company voluntarily ceased offering the Notes, and the resulting decrease in corporate note expense to $206,041 for the three months ended July 31, 2000, compared to $979,894 for the three months ended July 31, 1999. For the three months ended July 31, 2000, the Company had total revenues of $11,148 compared with $76,200 in total revenues for the preceding three months ended.

The Company's general and administrative expense for the three months ended July 31, 2000 decreased to $249,781 from $290,323 for the same period ending July 31, 1999. This slight decrease is attributable to primarily to the Company's cost cutting efforts and the aforementioned decreases in the overall expenses associated with the Notes, and an increase in consulting fees to $399,449 from $44,320 in 1999.

Liquidity and Capital Reserves

Net change in cash and equivalents during the three months ended July 31, 2000 was $(2,629,093), compared to a net change in cash of $347,835 for the three months ended July 31, 1999. This difference is attributed to primarily to cash used during the three months ended July 31, 2000 in the construction of Youngtown Gardens. Net cash used by operating activities totaled $(190,325) for the three months ended July 31, 2000, a decrease of $1,375,566 from $(1,565,891) for the three months ended July 31, 1999.
This difference is attributable primarily to a decrease in the net cash loss from operations and a decrease in the overall expenses associated with the Notes during the three months ended July 31, 2000 as compared to the same period in 1999.

Net cash used by investing activities totaled $(3,213,436) during the three months ended July 31, 2000, compared to $(8,362,946) provided during the three months ended July 31, 1999. This difference is primarily attributable to the $(6,719,718) used for Plaza Rosarito during the three months ended July 31, 1999.

Net cash provided by financing activities totaled $774,668 for the three months ended July 31, 2000, an decrease of $9,502,004 from $10,276,672 in financing activities for the three months ended July 31, 1999. This decrease is primarily attributable to the loan the Company placed for the acquisition of Plaza Rosarito during the three months ended July 31, 1999.

At July 31, 2000, the Company's cash, which includes cash reserves and cash available for investment, was $2,579,080, up from $808,857 at July 31, 1999. The increase primarily attributable to construction financing and mortgages for the acquisition and development of the Company's properties, including Alpine Gardens East, Youngtown Gardens, Temecula Gardens, Carlsbad and San Marcos, California properties, the Hills of Bajamar, Plaza Rosarito and Portal Del Mar.

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

                       PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Citizens Business Bank Lawsuit and Subsequent $5 Million Award

On August 14, 1998, Tri-National and its wholly owned subsidiary, MRI Grand Terrace, Inc., appeared in the Superior Court of San Bernardino before the Honorable Barry Plotkin, to hear Chino Valley Bank, now known as Citizens Business Bank (AMEX:CVB), attempt to attack the judgment of approximately $5,000,000 signed by Judge Plotkin on June 3, 1998. Tri-National successfully defeated the bank's motion for a new trial, as well as a motion for the Judge to set aside the jury's verdicts reached on May 7, 1998. In denying Citizens Business Bank's motions, the court upheld the jury's respective verdicts of 12 to 0 and 11 to 1, wherein they found the bank guilty of fraud and negligent misrepresentation in connection with the sale of the Grand Terrace Retirement Hotel to Tri-National and MRI Grand
Terrace, Inc. in 1992.   On August 17, 1998, the bank posted a $7.5 million
bond to allow time to decide whether or not to start the appeal process. Post judgment interest against the bank continues at the rate of approximately $500,000 per year. Citizens Business Bank has a total net worth of approximately $100 million.

Additionally, Tri-National's motion for attorney fees and costs was heard and approved on September 25, 1998. On December 3, 1998, the court awarded the Company an additional $185,000. These costs are in addition to the existing $5,000,000 judgment for punitive and compensatory damages, including pre-trial interest.

The bank has filed its appeal on June 16, 1999. This gave Tri-National the right to cross appeal on the basis of the additional damages we believed we could show. However, we decided not to exercise this right and possibly open the door for the Appellate Court to return us to court to evaluate those damages. Instead, the Company filed its answer to their appeal on September 16, 1999, held oral arguments on September 6, 200 and will let the Appellate Court proceed.

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

No Annual Meeting of the Shareholders was held during the three months ended July 31, 2000.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON Form 8-K

(a) REPORTS ON FORM 8-K. For the three months ended July 31, 2000, no reports on Form 8-K were filed by the Company.

(b)  EXHIBITS.  The following exhibits are filed as a part of this report:

EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------

27.1                     Financial Data Schedule

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, California, on this 14th day of September, 2000.

Tri-National Development Corp.,
a Wyoming Corporation


     /s/ MICHAEL A. SUNSTEIN            /s/ GILBERT FUENTES
BY:  Michael A. Sunstein           BY:  Gilbert Fuentes
TITLE: Chief Executive Officer,    TITLE: Chief Financial Officer,
       President, Director                Treasurer


                                        /s/ JASON A. SUNSTEIN
                                   BY:  Jason A. Sunstein
                                   TITLE: Vice President,
                                          Secretary