Form 10QSB
period 2000-10-31
TRI NATIONAL DEVELOPMENT CORP
filed 2000-12-22
CIK 1034415

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                               FORM 10-QSB


            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES AND EXCHANGE ACT OF 1934


                 For the quarter ended October 31, 2000

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



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB. [x]

As of October 31, 2000, 34,685,464 shares of the registrant's common stock were outstanding. The aggregate market value of the Registrants's free-trading common stock, held by non-affiliates on December 18, 2000 was approximately $2,600,000, based on the closing price of the stock on December 18, 2000.

TRI-NATIONAL DEVELOPMENT CORP.

                               FORM 10-QSB
                 FOR THE QUARTER ENDED OCTOBER 31, 2000

                                  INDEX



                                                                     PAGE
                                                                     ----



                     PART I - FINANCIAL INFORMATION

ITEM 1.        Financial Statements (Unaudited)

     A)   Consolidated Balance Sheets as of October 31, 2000
           and 1999. . . . . . . . . . . . . . . . . . . . . . . . . . .3

     B)   Consolidated Statements of Operations for
          the six months ended October 31, 2000 and 1999 . . . . . . . .4

     C)   Consolidated Statements of Cash Flows for
          the six months ended October 31, 2000 and 1999 . . . . . . . .5

     E)   Notes to the Financial Statements. . . . . . . . . . . . . . .6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . 16



PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 18
ITEM 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . 20
ITEM 3.  Default of Senior Securities. . . . . . . . . . . . . . . . . 20
ITEM 4.  Submission of Matters to a Vote of Security Holders . . . . . 20
ITEM 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . 20
ITEM 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 20



Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

                     PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED  BALANCE SHEETS

ASSETS:                                              10/31/00           10/31/99
-------                                              --------           ---------
Current assets:
---------------
Cash in banks                                        $     69,047        $    226,999
Cash in banks - Restricted (Note 2)                        93,070                   -
Accounts receivable, net                                1,710,507             415,297
Assisted living-Youngtown (Note 3)                     15,718,563                   -
Citizens Business Bank Judgment Receivable (Note 4)     6,220,282           5,685,999
                                                     ------------        ------------
   Total current assets                                23,811,468           6,328,295
                                                     ------------        ------------

Investments:
------------
NetRom, Inc. convertible preferred stock (Note 5)       1,292,794           3,000,000
Taig convertible preferred stock (Note 6)               3,000,000           3,000,000
"MRI medical diagnostics, Inc. (Note 7)                    18,185              26,638
Hills of bajamar (Note 8)                               4,935,617           4,199,641
Plaza resort timeshares (Note 9)                       14,645,085          13,640,404
Bajamar las perlas condominiums (Note 10)                       -           6,028,681
Assisted living-Other Locations in process (Note 11)    5,411,837             178,503
Plaza rosarito (Note 12)                               12,117,872          10,973,110
Portal del mar condominiums (Note 13)                   1,484,232             754,494
Hall of fame fitness center (Note 14)                      50,558              50,558
Bajamar Airport                                            20,000                   -
Alpine Gardens East (15)                                4,371,005           4,288,470
International health network (Note 16)                     17,334              40,584
                                                     ------------        ------------
   Total investments                                   47,364,519          46,181,083
                                                     ------------        ------------

Other assets:
-------------
Capitalized equipment lease                               441,300             436,999
"Property, furniture, and equipment, net                    3,169             144,986
Other Assets                                               34,734                   -
                                                     ------------        ------------
   Total other assets                                     479,202             581,985

                                                     ------------        ------------
   Total Assets                                      $ 71,655,189        $ 53,091,363
                                                     ============        ============

Liabilities and stockholders' equity:
-------------------------------------
Current liabilities:
--------------------
Accounts payable and accrued liabilities             $  3,310,425        $  1,417,236
Citizens Business Bank Judgment expenses (Note 4)       3,236,888           2,958,587
Loans payable-short term-1 year or less (Note 17)      31,879,546          10,345,355
                                                     ------------        ------------
   Total current liabilities                           38,426,859          14,721,178

Deferred revenue - (Note 4)                             4,565,202           2,727,412
Notes payable-net of current portion (Note 18)         19,345,483          24,609,488
                                                     ------------        ------------
   Total Liabilities                                   62,337,544          42,058,078
                                                     ------------        ------------

Stockholders' equity:
---------------------
Common stock                                           15,475,629          11,375,138
Paid in Capital                                         1,431,142
Convertible preferred stock                                     -           9,458,000
Accumulated deficit                                    (7,589,126)         (9,799,854)
                                                     ------------        ------------
   Total stockholders' equity                           9,317,645          11,033,284
                                                     ------------        ------------

Total Liabilities and Stockholders' Equity           $ 71,655,189        $ 53,091,363
                                                     ============        ============


 See accompanying notes.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND CHANGES IN RETAINED EARNINGS


                                                               Period Ending
                                                      --------------------------------
                                                        10/31/00            10/31/99
                                                        --------            --------
Revenues:
---------

  Revenues                                           $     12,004        $     76,260
                                                     ------------        ------------

Operating Expenses:
-------------------

  Corporate note expense (Excluding interest)               3,944           2,010,192
  Consulting fees                                         413,049              57,020
  Sales and marketing                                      49,854              75,502
  Legal, accounting and insurance                          80,853              84,015
  Interest expense                                        730,216             694,251
  General and administrative                              439,340             538,633
                                                     ------------        ------------
   Total operating expenses                             1,717,256           3,459,613

                                                     ------------        ------------
Loss from Operations                                   (1,705,252)         (3,383,353)

Other Expenses and Losses
-------------------------
  Write-down of investments                                     -                   -
  Gain or (loss) on sale of assets                              -                   -
                                                     ------------        ------------

Loss before taxes                                      (1,705,252)         (3,383,353)

less:income tax

                                                     ------------        ------------
Net income (loss)                                      (1,705,252)         (3,383,353)

Retained earnings, beginning                           (5,883,874)         (3,033,149)

                                                     ------------        ------------
Retained earnings, ending                            $ (7,589,126)       $ (6,416,502)
                                                     ============        ============

Earnings per share-fully diluted                     $     (0.054)       $     (0.094)






See accompanying notes.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Quarters Ending
                                                      --------------------------------
                                                        10/31/00            10/31/99
                                                        --------            --------
Cash from Operating activities
------------------------------
  Net cash loss from operations                      $   (654,879)       $ (2,562,329)
  Accounts receivable-Trade                                 5,337              29,799
  Accounts Payable-Trade                                  (12,500)             (4,600)
                                                     ------------        ------------
     Net Cash from Operating activities                  (662,042)         (2,537,130)
                                                     ------------        ------------

Cash used in Investments
------------------------
  Furniture and Equipment                                 (33,036)             55,650
  Alpine Gardens East                                     (75,735)            (10,000)
  MRI Medical Diagnostics                                       -              (2,000)
  Assisted Living-Youngtown                                     -              (5,670)
  Assisted Living-Other Projects                       (2,961,321)            (74,003)
  Hills of Bajamar                                       (716,040)             (8,532)
  Plaza Rosarito                                         (234,474)         (9,921,372)
  Portal Del Mar                                                -            (654,494)
  Hall of Fame Fitness Center Building                        150
  International Health Network                                  -             (22,084)
  Bajamar Las Perlas Condominiums                               -             (28,681)
  Plaza Resort Timeshares                                       -            (260,860)
  Other Assets                                            (20,078)
                                                     ------------        ------------
     Net Cash used in Investments                      (4,040,534)        (10,932,046)
                                                     ------------        ------------

Cash provided by Financing
--------------------------
  Notes and Loans Payable                              (1,335,189)         12,607,073
  Common Stock Private Placements & Warrants              991,709             628,079
                                                     ------------        ------------
     Net Cash provided by financing activities           (343,480)         13,235,152
                                                     ------------        ------------

     Net change in cash and equivalents                (5,046,056)           (234,024)
     Cash and equivalents, beginning of period          5,208,173             461,023
                                                     ------------        ------------
     Cash and equivalents, end of period             $    162,117        $    226,999
                                                     ============        ============










See accompanying notes.

                     TRI-NATIONAL DEVELOPMENT CORP.
                   NOTES TO THE FINANCIAL STATEMENTS
         FOR THE SIX MONTHS ENDING OCTOBER 31, 2000 (Unaudited)

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

The fully diluted computation is based on the number of shares for the six months ended October 31, 2000 and 1999. The computation contemplates the dilutive effects of common stock equivalent shares as well as conversion of the convertible preferred stock.

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

NOTE 2.       CASH IN BANKS - RESTRICTED

The cash in the bank consists of $93,070 reserved for the construction of 126 units at the Company's Youngtown Gardens Senior Housing Project in Youngtown, Arizona.

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

The deferred income from this judgment receivable as of October 31, 2000 is $4,565,202.

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

In April of 1999, the Company converted the 1,000,000 shares of Netrom, Inc. preferred shares to 2,320,345 shares of restricted common shares and released for sale shares within the volume limitations pursuant to Rule
144. As of October 31, 2000, the Company had sold 1,320,345 shares at an average price of approximately $.40.

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

NOTE 8.       REAL ESTATE DEVELOPMENT PROPERTY: HILLS OF BAJAMAR

The Hills of Bajamar property is a 2,500-acre parcel located in the Municipality of Ensenada, on the Pacific Ocean side of Baja California, Mexico, roughly 50 miles south of San Diego, California. The purchase contract completed in 1992 through the Company's wholly-owned Mexican subsidiary, Planificacion Desarollos de Jatay, S.A. de C.V. ("Planificacion"), provides for an overall purchase price of $6,000,000 for
the 2,500 acres ($2,400 per acre or $.60 per sq. meter).   The property is
being purchased on a gradual basis in 247-acre increments at $600,000 apiece. In September 1998, the Company, in accordance with its contract, had taken title to an additional

247 acres.   In September 2000, in accordance with its contract, the
Company made its scheduled $600,000 payment. This gives the Company title to a total of approximately 750 acres and gives the Company building rights to all 2,500 acres. This also places the balance of roughly 1,750 acres in trust with Banco Ixe, with title to additional acres being released to the Company as annual payments are made to the seller. In the event the Company is unable to make its scheduled annual payments, the trust is subject to cancellation and the property will be subject to refinancing under which the Company may be required to pay a significantly higher price per acre. Balance owing on the remaining 1,750 acres is $4,200,000 at $600,000 annually with no interest until 2003.

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

NOTE 11.      ASSISTED LIVING - OTHER LOCATIONS IN PROCESS

In October of 1998, the Company entered into a purchase agreement to acquire 3.66 acres of undeveloped property overlooking the Pacific Ocean in Carlsbad, California for $2,900,000, with a $125,000 down payment. The Company, through its majority owned subsidiary, Alpine Gardens East, plans to develop and operate this 180-bed assisted living facility, with an Alzheimer's care component. As of October 31, 2000, the Company had paid a total of $125,000 in connection with this acquisition.

In November of 1999, the Company closed and completed escrow to acquire a fully-zoned 22-acre parcel of real property with plans, located in Temecula, California for $4,300,000 for a combination of cash and notes. The Company plans to develop a fully-inclusive senior community that will offer medical facilities, Alzheimer's and dementia care, independent and assisted living and senior single family housing. The Company has named the project, Temecula Gardens, Inc. and plans to start construction in early 2001.

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

NOTE 17.      LOANS PAYABLE SHORT-TERM

To implement its business strategy, the Company initially funded acquisitions, development and general working capital by issuing a Private Placement of nine-month Corporate Notes at 10% interest per annum. The investors principal and interest are guaranteed by the Company and further bonded by New England International Surety Co., for up to $15 million. The Company collateralized the $15 million in bonding from New England International Surety Co. with a portion of its Hills of Bajamar property
and paid over $1,000,000 in bonding fees.    As of October 31,

2000 the Company had $11,262,481 in Corporate Notes outstanding, of which all are due. The Company intends to repay the principal and interest with cash flow generated from operations, property specific mortgages and the sale of its $30 million Series B Convertible Debentures. New England International Surety Co. has not performed and the matter has been turned over to legal counsel to pursue the recovery of the bonding fees through litigation.

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

Short-term notes payable at October 31, 2000, consisted of the following:

    Corporate Notes payable
       9-month notes, interest at 10%,
       currently due                                  $11,262,481

    Note payable to Capital Trust
       Guaranteed by 3 officers and
       Directors and a first trust deed on
       Plaza Rosarito, interest at 12%
       due November 21, 2000                            8,000,000

    Notes payable, short term
       interest at 10%, due January 31, 2001            1,582,023

    Note payable to Norman Lizt
      complete purchase of San Marcos land                435,042

    Note payable to Del Mar Mortgage
      Construction loan for Youngtown Gardens
       interest at 14.5%, due February, 2001           10,600,000


    TOTAL                                             $31,879,546
                                                      ===========

NOTE 18. LONG-TERM NOTES PAYABLE

Long-term notes payable at October 31, 2000, consisted of the following:

    Note payable to Palomar Investments
       Payment 12% due April 30, 2001                 $   300,693

    Note payable for capital lease to
       Commercial Money Center, Inc.                      441,303
    (See "LEGAL PROCEEDINGS")

    Note payable and cash payable to
       DUBSCA upon closing of vacation
       ownership (timeshare) project                    9,079,055

    Note payable to North County Bank
       Guaranteed by a stockholder and equipment,
       due in monthly installments of $860, with
       interest at 10.5%, through October, 2001            13,526

    Note payable to Palomar Investments
       interest at 10%, due October 1, 2000                19,898

    Note payable to Solymar, Inc.                       4,249,006

    TOTAL                                             $19,345,483
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

Future minimum operating lease payments as of October 31, 2000 are as follows:

                   2000                     $210,700
                   2001                      252,840
                                            --------
                                            $463,540
                                            ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

The Company was organized to create and realize value by identifying and making opportunistic real estate investments through the direct acquisition, rehabilitation, development, financing and management of real properties and/or participation in these activities through the purchase of debt instruments or equity interests of entities engaged in such real estate business. The Company's business strategy is to maximize shareholder value, focusing on three priorities: growth, profitability and liquidity through both domestic and international real estate investments. The Company's primary source of equity financing has been through private placement of its securities, including short-term corporate notes ("Notes"). As of October 31, 2000, the Company placed $11,664,984 pursuant to private placement offerings of its Notes, which are all now due. The Company intends to repay the principal and interest with cash flow generated from operations, property specific mortgages and the sale of its $30 million Series B Convertible Debentures (see below).

To continue its business strategy, the Company intends to fund its next round of acquisitions, development and general working capital by issuing a Private Placement of $30,000,000 Fully-Amortized, 10.75% Series B Convertible Debentures ("Debentures"). The Debentures are collateralized by U.S. Treasury Bonds and a First Mortgage on roughly 1,239 residential lots.

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

Results of Operations

Six Months Ended October 31, 2000 Compared to Six Months Ended October 31, 1999. During the six months ended October 31, 2000, the Company had a net loss of $(1,705,252) or $(0.054) per share, as compared to a net loss of $(3,383) or $(0.094) per share for the same period ended October 31, 1999. This change is primarily attributable to a reduction in the overall expenses associated with the Company's offering of its short-term promissory notes ("Notes") since the Company voluntarily ceased offering the Notes. Operating expenses for the six months ending October 31, 2000 was $1,717,252, a decrease from $3,383,353 for the six months ending October 31, 1999. This decrease is attributable to a reduction in the overall expenses associated with the Notes since the Company voluntarily ceased offering the Notes, and the resulting decrease in corporate note expense to $3,944 for the six months ended October 31, 2000, compared to $2,010,192 for the six months ended October 31, 1999. For the six months ended October 31, 2000, the Company had total revenues of $12,004 compared with $76,260 in total revenues for the six months ended October 31, 1999.

The Company's general and administrative expense for the six months ended October 31, 2000 decreased to $439,340 from $538,633 for the same period ending October 31, 1999. This slight decrease is attributable to primarily to the Company's cost cutting efforts and the aforementioned decreases in the overall expenses associated with the Notes.

Liquidity and Capital Reserves

Net change in cash and equivalents during the six months ended October 31, 2000 was $(5,046,056), compared to a net change in cash of $(234,024) for the six months ended October 31, 1999. This difference is attributed to primarily to cash used during the six months ended October 31, 2000 in the construction of Youngtown Gardens. Net cash used by operating activities totaled $(662,042) for the six months ended October 31, 2000, a decrease of $1,875,088 from $(2,537,130) for the six months ended October 31, 1999. This difference is attributable primarily to a decrease in the net cash loss from operations and a decrease in the overall expenses associated with the Notes during the six months ended October 31, 2000 as compared to the same period in 1999.

Net cash used by investing activities totaled $(4,040,534) during the six months ended October 31, 2000, compared to $(10,932,046) provided during the six months ended October 31, 1999. This difference is primarily attributable to funds used for Plaza Rosarito during the six months ended October 31, 1999.

Net cash provided by financing activities totaled $(343,480) for the six months ended October 31, 2000, a decrease of $13,235,152 in financing activities for the six months ended October 31, 1999. This decrease is primarily attributable to the loan the Company placed for the acquisition of Plaza Rosarito during the six months ended October 31, 1999.

At October 31, 2000, the Company's cash, which includes cash reserves and cash available for investment, was $162,117, down from $226,999 at October 31, 1999. The slight decrease is primarily attributable to construction financing and mortgages for the acquisition and development of the Company's properties, including Alpine Gardens East, Youngtown Gardens, Temecula Gardens, Carlsbad and San Marcos, California properties, the Hills of Bajamar, Plaza Rosarito and Portal Del Mar.

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

New England International Surety

As stated, to implement its business strategy, the Company initially funded acquisitions, development and general working capital by issuing a Private Placement of nine-month Corporate Notes at 10% interest per annum. The investors principal and interest are guaranteed by the Company and further bonded by New England International Surety Co., for up to $15 million. The Company collateralized the $15 million in bonding from New England International Surety Co. with a portion of its Hills of Bajamar property
and paid over $1,000,000 in bonding fees.    As of October 31, 2000 the
Company has $11,664,984 in Corporate Notes outstanding, of which all are due. The Company intends to repay the principal and interest with cash flow generated from operations, property specific mortgages and the sale of its Series B Convertible Debentures. New England International Surety Co. has not performed and the matter has been turned over to legal counsel to pursue the recovery of the bonding fees through litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULT OF SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No Annual Meeting of the Shareholders was held during the six months ended October 31, 2000. However, a meeting date has been set for December 29, 2000. The proxy statement has been incorporated by reference herein.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON Form 8-K

(a) REPORTS ON FORM 8-K. For the six months ended October 31, 2000, one report on Form 8-K was filed by the Company and incorporated by reference herein.

(b) EXHIBITS.  The following exhibits are filed as a part of this report:

EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------

27.1                    Financial Data Schedule

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, California, on this 20th day of December, 2000.

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