Form 10QSB
period 2001-01-31
TRI NATIONAL DEVELOPMENT CORP
filed 2001-03-22
CIK 1034415

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-QSB

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES AND EXCHANGE ACT OF 1934

               For the nine months ended January 31, 2001

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

As of March 21, 2001, 37,685,464 shares of the registrant's common stock were outstanding. The aggregate market value of the Registrants's free-trading common stock, held by non-affiliates on March 21, 2001 was approximately $3,900,000, based on the closing price of the stock on March 21.

                     TRI-NATIONAL DEVELOPMENT CORP.
                               FORM 10-QSB
                 FOR THE QUARTER ENDED JANUARY 31, 2001



                      PART I - FINANCIAL INFORMATION

                                                                      PAGE
                                                                      ----

ITEM 1.   Financial Statements (Unaudited)



A)        Consolidated Balance Sheets as of January 31, 2000 and 2001   3

B)        Consolidated Statements of Operations for the nine months
          ended January 31, 2000 and 2001                               4

C)        Consolidated Statements of Cash Flows for the nine months
          ended January 31, 2000 and 2001                               5

D)        Notes to the Financial Statements                             6



ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations



                       PART II - OTHER INFORMATION



ITEM 1.   Legal Proceedings
ITEM 2.   Changes in Securities and Use of Proceeds
ITEM 3.   Default of Senior Securities
ITEM 4.   Submission of Matters to a Vote of Security Holders
ITEM 5.   Other Information
ITEM 6.   Exhibits and Reports on Form 8-K



Signatures

                     PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS:                                               Jan 31, 2001        Jan 31, 2000
-------                                               ------------        ------------
Current  assets:
----------------
Cash in banks                                        $     90,422        $    125,957
Cash in banks - Restricted                                 93,070           1,947,746
Accounts receivable, net                                1,706,026             362,236
Assisted living-Youngtown (Note 1)                     12,334,792          11,227,503
Assisted living-Other Locations in process
 (Note 2 & 3)                                           5,454,013             541,154
Citizens Business Bank Judgment Receivable (Note 4)     6,260,602           6,092,065
                                                     ------------        ------------
   Total current assets                                25,938,924          20,296,661
                                                     ------------        ------------

Investments:
------------
NetRom, Inc. convertible preferred stock (Note 5)       1,292,794           1,292,794
Taig convertible preferred stock (Note 6)               3,000,000           3,000,000
MRI medical diagnostics, Inc.                              18,185              26,638
Hills of bajamar (Note 7)                               4,943,717           4,198,456
Plaza resort timeshares (Note 8)                       14,645,085          14,647,851
Plaza rosarito (Note 9)                                12,248,877          11,849,141
Portal del mar condominiums (Note 10)                   1,484,232           1,484,232
Alpine Gardens East                                     4,371,005           4,007,970
Hall of fame fitness center                                     -              50,558
International health network                                    -                   -
                                                     ------------        ------------
   Total investments                                   42,003,895          40,557,640
                                                     ------------        ------------

Other assets:
-------------
Capitalized equipment lease                               441,300             436,999
Property, furniture, and equipment, net                     3,169             136,755
Other Assets                                               63,828             (51,972)
                                                     ------------        ------------
   Total other assets                                     508,296             521,782

                                                     ------------        ------------
   Total Assets                                      $ 68,451,115        $ 61,376,083
                                                     ============        ============

Liabilities and stockholders' equity:
-------------------------------------
Current liabilities:
--------------------
Accounts payable and accrued liabilities             $  3,660,346        $  1,826,203
Citizens Business Bank Judgment expenses (Note 4)       3,257,295           3,171,838
Loans payable-short term-1 year or less (Note 11)      31,790,364          21,779,254
                                                     ------------        ------------
   Total current liabilities                           38,708,005          26,777,294

Deferred revenue-Citizens Business Bank Judgment
 (Note 4)                                               3,003,307           2,920,227
Other deferred revenue-Plaza Rosarito                   1,581,808                   -
Notes payable-net of current portion (Note 12)         15,919,735          22,433,408
                                                     ------------        ------------
   Total Liabilities                                   59,212,855          52,130,930
                                                     ------------        ------------

Stockholders' equity:
---------------------
Common stock                                           15,973,706          11,015,973
Paid in Capital                                         1,431,142             805,749
Convertible preferred stock                                     -           9,458,000
Accumulated deficit                                    (8,166,587)        (12,034,569)
                                                     ------------        ------------
   Total stockholders' equity                           9,238,260           9,245,153
                                                     ------------        ------------

Total liabilities and stockholders' equity           $ 68,451,115        $ 61,376,083
                                                     ============        ============

See accompanying notes.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Nine Months Ended
                                                      --------------------------------
                                                      Jan 31, 2001        Jan 31, 2000
                                                      ------------        ------------
Revenues:
---------
  Revenues                                           $     12,004        $    194,244
  Gain on sale of assets                                        -                   -
                                                     ------------        ------------
   Total Revenues                                          12,004             194,244
                                                     ------------        ------------


Operating Expenses:
-------------------

  Corporate note expense (Excluding interest)               3,944           2,169,449
  Consulting fees                                         424,131             102,601
  Sales and marketing                                      23,458             119,570
  Legal, accounting and insurance                         116,962             202,391
  Interest expense                                      1,103,196           1,006,966
  General and administrative                              625,115             933,228
                                                     ------------        ------------
   Total operating expenses                             2,296,806           4,534,205

                                                     ------------        ------------
Loss from Operations                                   (2,284,802)         (4,339,961)

  Write-down of investments                                     -              (4,664)
  Gain or (Loss) on sale of investments                         -          (1,251,978)

                                                     ------------        ------------
Net income before taxes                                (2,284,802)         (5,596,602)

  Provision for income taxes                                    -                   -

                                                     ------------        ------------
Net income (loss)                                    $ (2,284,802)       $ (5,596,602)
                                                     ============        ============



Earnings per share-fully diluted                     $     (0.064)       $     (0.168)










See accompanying notes.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Nine Months Ended
                                                      --------------------------------
                                                      Jan 31, 2001        Jan 31, 2000
                                                      ------------        ------------
Cash from Operating activities
------------------------------
  Net cash loss from operations                      $   (659,889)       $ (4,392,677)
  Accounts receivable & notes receivable                    9,818             152,166
  Accounts Payable                                              -                   -
                                                     ------------        ------------
     Net Cash from Operating activities                  (650,071)         (4,240,511)
                                                     ------------        ------------

Cash used in Investments
------------------------
  Furniture and Equipment                                       -              63,881
  Alpine Gardens East                                     (75,735)                  -
  MRI Medical Diagnostics                                       -              (2,000)
  Assisted Living-Youngtown                                     -         (14,683,173)
  Assisted Living-Other Locations                      (3,003,497)           (166,154)
  NetRom Convertible Preferred Stock                            -           1,707,206
  Hills of Bajamar                                       (724,140)             (7,347)
  Plaza Rosarito                                         (255,775)        (10,772,403)
  Portal Del Mar                                                -          (1,384,232)
  Hall of Fame Fitness Center Building                     50,708                   -
  International Health Network                                  -               1,166
  Other Assets                                            (11,840)                  -
  Plaza Resort Timeshares                                       -          (1,293,307)
                                                     ------------        ------------
     Net Cash used in Investments                      (4,020,279)        (26,536,363)
                                                     ------------        ------------

Cash provided by financing
--------------------------
  Notes and Loans Payable                              (1,671,841)         32,120,640
  Common Stock Private Placements & Warrants            1,317,510             268,914
                                                     ------------        ------------
     Net Cash provided by financing activities           (354,331)         32,389,554
                                                     ------------        ------------

     Net change in cash and equivalents                (5,024,681)          1,612,680
     Cash and equivalents, beginning of period          5,208,173             461,023
                                                     ------------        ------------
     Cash and equivalents, end of period             $    183,492        $  2,073,703
                                                     ============        ============









See accompanying notes.

                     TRI-NATIONAL DEVELOPMENT CORP.
                    NOTES TO THE FINANCIAL STATEMENTS
         FOR THE NINE MONTHS ENDING JANUARY 31, 2001 (Unaudited)


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

The fully diluted computation is based on the number of shares for the nine months ended January 31, 2000 and 2001. The computation contemplates the dilutive effects of common stock equivalent shares as well as conversion of the convertible preferred stock.

Since the date of issuance of the warrants and options, both primary and fully diluted earnings per share computations limit the assumption of the repurchase of treasury shares to a maximum of 20% of the outstanding shares of the Company.

In prior quarters, the Company had inadvertently included common stock issued as collateral for loans in the total issued and outstanding. In the current quarter and year end, the Company has made the proper calculations and deducted common shares issued as collateral from the total issued and outstanding.

FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight line method.

NOTE 2.   ASSISTED LIVING - YOUNGTOWN

In January of 1998, TND, through its majority owned subsidiary, Alpine Gardens East, finalized negotiations and executed agreements to purchase its first assisted living facility to be built and delivered, for a combination of $110,000 in cash, 864,500 shares of the Company Class B Series B Convertible Preferred Stock, which was converted to 864,500 common shares and a new mortgage. Tri-National, through Alpine Gardens East, intends to own and operate this 126-bed assisted living facility in Youngtown, Arizona. This facility is planned to include 40 two-bedroom units, 50 one-bedroom units and 36 units reserved for Alzheimer and Dementia residents. In June of 1998, the Company closed on this property. In July of 1999, a formal ground breaking took place with the Mayor of Youngtown and the Company for the recently finished construction on two models. The Company has received $10,500,000 in construction financing from Del Mar Mortgage for the buildout of the rest of the project, which is now completed.

NOTE 3.   ASSISTED LIVING - OTHER LOCATIONS IN PROCESS

In October of 1998, the Company entered into a purchase agreement to acquire 3.66 acres of undeveloped property overlooking the Pacific Ocean in Carlsbad, California for $2,900,000, with a $125,000 down payment. The Company, through its majority owned subsidiary, Alpine Gardens East, plans to develop and operate this 180-bed assisted living facility, with an Alzheimer's care component. As of January 31, 2001, the Company had paid a total of $125,000 in connection with this acquisition.

In November of 1999, the Company closed and completed escrow to acquire a fully-zoned 22-acre parcel of real property with plans, located in Temecula, California for $4,300,000 for a combination of cash and notes.
The Company plans to develop a fully-inclusive senior community that will offer medical facilities, Alzheimer's and dementia care, independent and assisted living and senior single family housing. The Company has named the project, Temecula Gardens, Inc. and plans to start construction in mid- 2001.

In April of 1999, the Company acquired 2.39 acres of undeveloped land in San Marcos, California for $800,000 (See "BUSINESS"). The Company plans to develop a 60-unit Alzheimer's care facility.

NOTE 4.   CITIZENS BUSINESS BANK JUDGMENT RECEIVABLE

In March 1992, the Company advanced $383,064 to MRI Medical Diagnostics, Inc. for a joint venture interest in its subsidiary, MRI Grand Terrace, Inc., a California corporation, to enable it to acquire a retirement hotel located in Grand Terrace, California. In addition to the joint venture interest, the loan was evidenced by a 15% note receivable from MRI Medical Diagnostics, Inc. and a second trust deed and an assignment of rents from MRI Grand Terrace, Inc.. On March 22, 1993, MRI Grand Terrace, Inc. filed a complaint against Chino Valley Bank, now known as Citizens Business Bank (AMEX:CVB), as a result of the purchase of the residential retirement hotel in Grand Terrace from the Chino Valley Bank. MRI Grand Terrace, Inc. claimed that the sellers of the property (Chino Valley Bank) had failed to disclose that the property's parking lot encroached on the property of the adjacent parcel of land. Contrary to the bank's representations, the Conditional Use Permit (CUP) under which the hotel was operating was in violation, which restricted the ability of TND and MRI Grand Terrace, Inc. to operate, refinance or sell the facility. MRI Grand Terrace, Inc. stopped making mortgage payments to the mortgage holder (the same Chino Valley Bank), which then filed a Notice of Default as an initial step to foreclosure on the property. MRI Grand Terrace, Inc. then sought Bankruptcy protection in July of 1993, and was ultimately dismissed from Bankruptcy in May of 1995. The Chino Valley Bank subsequently sold the property in foreclosure to itself. TND filed it's own action against the Chino Valley Bank in early 1995, claiming that it was defrauded and misrepresented when it advanced the $383,064 for the closing in 1992. The Company purchased the stock of MRI Grand Terrace, Inc., as described in Note 4 to these financial statements, in an effort to control both lawsuits. As a result of the uncertainty of the final results of the lawsuits, the Company previously wrote off the investment. In May of 1998, TND and MRI Grand rrace, Inc. received judgments in their favor for fraud, intentional misrepresentation and deceit/negligent misrepresentation in the Superior Court of San Bernardino, California. TND and MRI Grand Terrace, Inc. received judgments totaling almost $5 million dollars, including punitive and compensatory damages, plus pre-trial interest. Beginning May 7th, 1998 the $5 million judgment began accruing, post judgment interest of 10% or $1,400 per day until the full award is paid. A 35% portion of the award is due to the Company's attorney. The attorneys, however, filed for recovery of those fees as an additional award that was heard and approved September 25, 1998. On December 3, 1998, the court awarded the Company an additional $185,000 in legal fees.

The bank has filed its appeal on June 16, 1999. This gave Tri-National the right to cross appeal on the basis of the additional damages we believed we could show. However, we decided not to exercise this right and possibly open the door for the Appellate Court to return us to court to evaluate those damages. Instead, we filed our answer to their appeal September 16 1999, held oral arguments on September 6, 2000 and will now let the Appellate Court proceed.

The deferred income from this judgment receivable as of January 31, 2001 is $3,003,307.

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

In April of 1999, the Company converted the 1,000,000 shares of Netrom, Inc. preferred shares to 2,320,345 shares of restricted common shares and released for sale shares within the volume limitations pursuant to Rule
144. As of January 31, 2000, the Company has sold 1,320,345 shares at an average price of approximately $.40.

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

NOTE 9.   PLAZA ROSARITO

On November 20, 1998, Tri-National Holdings, S.A. de C.V., a owned Mexican subsidiary, purchased the Plaza San Fernando from Banco Bital with a $1 million cash down payment. In July of 1999, Capital Trust, Inc. of New York, the Company Investment Banker, provided the remaining $8 million necessary to close and complete the escrow and will maintain a participation in the project. In March of 2001, the Company received a 60-day forbearance from Capital Trust, Inc. for the repayment of the $8 million. Plaza San Fernando's appraised value is in excess of $33 million. Fonatur, the tourism arm of the Mexican government, has approved a $38 million loan for the construction of a hotel and convention center on a portion of the property. The Company intends to joint venture this component with a major U.S. hotel operator.

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

NOTE 10.  PORTAL DEL MAR CONDOMINIUMS

In February of 1999, the Company, through a Mexican subsidiary, signed purchase agreements and provided the $500,000 down payment to acquire
Portal Del Mar for $1,250,000. Portal Del Mar is a 123-unit, 2 and 3-bedroom condominium development on 6 acres overlooking the Pacific Ocean in Baja California, Mexico, just south of Rosarito Beach. The 126 ocean view condominiums are in various stages of completion, with approximately 46 completed. The Company recently received a financing commitment for $7.5 million to complete the remaining 80 units, add a clubhouse, 3 tennis courts, 2 pools and a spa with beach access and palapas. Each condo completed is intended to include an oversize terrace with ocean views. Comparable condominiums located across the road are selling in the $250,000 range. The Company arranged financing for the remaining $750,000 of acquisition cost and closed escrow on this property in June of 1999 and intends to initially operate this property as a hotel and eventually begin timeshare sales in late 2001. The Company expects to start timeshare sales at $5,000 per week with a $1,500 down payment and the balance at 12% over 7 years. Upon full sell out of the 6,222 weeks at an average price of $5,000, the projected gross revenues would exceed $31 million with down payments of $9 million and annual mortgage payments of approximately $2.5 million.

NOTE 11.  LOANS PAYABLE SHORT-TERM

To implement its business strategy, the Company initially funded acquisitions, development and general working capital by issuing a Private Placement of nine-month Corporate Notes at 10% interest per annum. The investors principal and interest are guaranteed by the Company and further bonded by New England International Surety Co., for up to $15 million. The Company collateralized the $15 million in bonding from New England International Surety Co. with a portion of its Hills of Bajamar property and paid over $1,000,000 in bonding fees. As of January 31, 2001 the Company had $11,262,481 in Corporate Notes outstanding, of which all are due. The Company intends to repay the principal and interest with cash flow generated from operations, property specific mortgages and the sale of its $30 million Series B Convertible Debentures. New England International Surety Co. has not performed and the matter has been turned over to legal counsel to pursue the recovery of the bonding fees through litigation.

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

Short-term notes payable at January 31, 2001, consisted of the following:

    Corporate Notes payable
       9-month notes, interest at 10%,
       currently due                              $11,264,229

    Note payable to Capital Trust
       Guaranteed by 3 officers and
       Directors and a first trust deed on
       Plaza Rosarito, interest at 12%
       due November 21, 2001                        8,000,000

    Notes payable, short term
       interest at 10%, due January 31, 2001        1,906,237

    Note payable to Norman Lizt
      complete purchase of San Marcos land            435,042

    Note payable to Del Mar Mortgage
      Construction loan for Youngtown Gardens
       interest at 14.5%, due February, 2001       10,600,000

    Note payable to Palomar Investments
       interest at 10%, due October 1, 2001            19,898

TOTAL                                             $31,790,364
                                                  ===========

NOTE 12. LONG-TERM NOTES PAYABLE

Long-term notes payable at January 31, 2001, consisted of the following:

    Note payable to Palomar Investments
       Payment 12% due April 30, 2001             $   300,693

    Note payable for capital lease to
       Commercial Money Center, Inc.                  419,524
    (See "LEGAL PROCEEDINGS")

    Note payable and cash payable to
       DUBSCA upon closing of vacation
       ownership (timeshare) project                9,079,055

    Note payable to North County Bank
       Guaranteed by a stockholder and equipment,
       due in monthly installments of $860, with
       interest at 10.5%, through October, 2001        13,526

    Note payable to Solymar, Inc.                     864,937

    Temecula Land
      Rothwell-Myers                                2,700,000
      Pacific Horizon                               2,542,000

TOTAL                                             $15,919,735
                                                  ===========

NOTE 13.  PROPERTY, FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                             January 31, 2001
                                             ----------------


     Furniture and equipment                      $474,380
     Less accumulated depreciation                 (29,912)
                                                  --------
                                                  $444,468
                                                  ========
NOTE 14.  LEASES

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
                                                  --------
                                                  $463,540
                                                  ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

The Company was organized to create and realize value by identifying and making opportunistic real estate investments through the direct acquisition, rehabilitation, development, financing and management of real properties and/or participation in these activities through the purchase of debt instruments or equity interests of entities engaged in such real estate business. The Company's business strategy is to maximize shareholder value, focusing on three priorities: growth, profitability and liquidity through both domestic and international real estate investments. The Company's primary source of equity financing has been through private placement of its securities, including short-term corporate notes ("Notes"). As of January 31, 2001, the Company had $11,664,984 outstanding pursuant to private placement offerings of its Notes, which are all now due. The Company intends to repay the principal and interest with cash flow generated from operations, property specific mortgages and the sale of its $30 million Series B Convertible Debentures (see below).

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

Results of Operations

Nine Months Ended January 31, 2001 Compared to Nine Months Ended January 31, 2000. During the nine months ended January 31, 2001, the Company had a net loss of $(2,284,802) or $(0.064) per share, as compared to a net loss of $(5,596,602) or $(0.168) per share for the same period ended January 31, 2000. This change is primarily attributable to a reduction in the overall expenses associated with the Company's offering of its short-term promissory notes ("Notes") since the Company voluntarily ceased offering the Notes. Operating expenses for the nine months ending January 31, 2001 was $2,296,896, a decrease from $2,237,699 for the nine months ending January 31, 2000. This decrease is attributable to a reduction in the overall expenses associated with the Notes since the Company voluntarily ceased offering the Notes, and the resulting decrease in corporate note expense to $3,944 for the nine months ended January 31, 2001, compared to $2,169,449 for the nine months ended January 31, 2000. For the nine months ended January 31, 2001, the Company had total revenues of $12,004 compared with $194,244 in total revenues for the nine months ended January 31, 2000.

The Company's general and administrative expense for the nine months ended January 31, 2001 decreased to $625,115 from $933,228 for the same period ending January 31, 2000. This slight decrease is attributable to primarily to the Company's cost cutting efforts and the aforementioned decreases in the overall expenses associated with the Notes.

Liquidity and Capital Reserves

Net change in cash and equivalents during the nine months ended January 31, 2001 was $(5,024,681), compared to a net change in cash of $1,612,680 for the nine months ended January 31, 2000. This difference is attributed to primarily to cash used during the nine months ended January 31, 2000 in the construction of Youngtown Gardens. Net cash used by operating activities totaled $(650,071) for the nine months ended January 31, 2001, a decrease of $3,590,440 from $(4,240,511) for the nine months ended January 31, 2000. This difference is attributable primarily to a decrease in the net cash loss from operations and a decrease in the overall expenses associated with the Notes during the nine months ended January 31, 2001 as compared to the same period in 2000.

Net cash used by investing activities totaled $(4,020,279) during the nine months ended January 31, 2001, compared to $(26,536,363) provided during the nine months ended January 31, 2000. This difference is primarily attributable to funds used for Plaza Rosarito during the nine months ended October 31, 2000.

Net cash provided by financing activities totaled $(354,331) for the nine months ended January 31, 2001, compared to $32,389,554 in financing activities for the nine months ended January 31, 2000. This decrease is primarily attributable to the loan the Company placed for the acquisition of Plaza Rosarito and construction loan to build the Youngtown Gardens during the nine months ended January 31, 2000.

At January 31, 2001, the Company's cash, which includes cash reserves and cash available for investment, was $183,492, down from $2,073,703 at January 31, 2000. The slight decrease is primarily attributable to construction financing and mortgages for the acquisition and development of the Company's properties, including Alpine Gardens East, Youngtown Gardens, Temecula

Gardens, Carlsbad and San Marcos, California properties, the Hills of Bajamar, Plaza Rosarito and Portal Del Mar.

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

New England International Surety

As stated, to implement its business strategy, the Company initially funded acquisitions, development and general working capital by issuing a Private Placement of nine-month Corporate Notes at 10% interest per annum. The investors principal and interest are guaranteed by the Company and further bonded by New England International Surety Co., for up to $15 million. The Company collateralized the $15 million in bonding from New England International Surety Co. with a portion of its Hills of Bajamar property and paid over $1,000,000 in bonding fees. As of January 31, 2001 the Company had $11,664,984 in Corporate Notes outstanding, of which all are due. The Company intends to repay the principal and interest with cash flow generated from operations, property specific mortgages and the sale of its Series B Convertible Debentures. New England International Surety Co. has not performed and the matter has been turned over to legal counsel to pursue the recovery of the bonding fees through litigation.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULT OF SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of the Shareholders was held during the quarter ending January 31, 2001. The meeting was held on December 29, 2000 and the proxy statement has been incorporated by reference herein.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON Form 8-K

     (a) REPORTS ON FORM 8-K. For the quarter ending January 31, 2001, one report on Form 8-K was filed by the Company on December 16, 2000 and is incorporated by reference herein.

     (b)  EXHIBITS.  The following exhibits are filed as a part of this report:

          None


SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, California, on this 21st day of March, 2001.

Tri-National Development Corp.,
a Wyoming Corporation



/s/ MICHAEL A. SUNSTEIN            /s/ GILBERT FUENTES
BY:    Michael A. Sunstein         BY:    Gilbert Fuentes
TITLE: Chief Executive Officer,    TITLE: Chief Financial Officer,
       President, Director                Treasurer


                                    /s/ JASON A. SUNSTEIN
                                    BY:    Jason A. Sunstein
                                    TITLE: Senior V.P.,
                                           Secretary