Form 10KSB40
period 2001-04-30
TRI NATIONAL DEVELOPMENT CORP
filed 2001-08-16
CIK 1034415

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-KSB

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES AND EXCHANGE ACT OF 1934

                For the fiscal year ended April 30, 2001

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



Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [x]



As of April 30, 2001, 49,792,793 shares of the registrant's common stock were outstanding. The aggregate market value of the Registrants's free-trading common stock, held by non-affiliates on August 14, 2001 was approximately $2,600,000, based on the closing price of the stock on August 14, 2001.

TRI-NATIONAL DEVELOPMENT CORP.

                               FORM 10-KSB
                FOR THE FISCAL YEAR ENDED APRIL 30, 2001

                            TABLE OF CONTENTS



                                                                     PAGE
                                                                     ----



                                 PART I

ITEM 1.        Business. . . . . . . . . . . . . . . . . . . . . . . .  3
ITEM 2.        Properties. . . . . . . . . . . . . . . . . . . . . . . 15
ITEM 3.        Legal Proceedings . . . . . . . . . . . . . . . . . . . 16
ITEM 4.        Submission of Matters to a Vote of Security Holders . . 16




                                 PART II

ITEM 5.        Market for Registrant's Common Stock and Related
               Stockholder Matters . . . . . . . . . . . . . . . . . . 17
ITEM 6.        Management's Discussion and Analysis of Results of
               Operations and Financial Condition. . . . . . . . . . . 20
ITEM 7.        Financial Statements and Supplementary Data . . . . . . 23
ITEM 8.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosures. . . . . . . . . . 38



                                PART III

ITEM 9.        Directors and Executive Officers of the Registrant. . . 39
ITEM 10.       Executive Compensation. . . . . . . . . . . . . . . . . 42
ITEM 11.       Security Ownership of Certain Beneficial Owners and
               Management. . . . . . . . . . . . . . . . . . . . . . . 43
ITEM 12.       Certain Relationships and Related Transaction . . . . . 43



                                 PART IV

ITEM 13.       Exhibits and Reports on Form 8-K. . . . . . . . . . . . 44


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 44

                                 PART I

ITEM 1.        BUSINESS

GENERAL

Tri-National Development Corp. is a multi-faceted international real estate development, sales and management company. The Company's development efforts are focused in four major areas: residential development, resort properties, commercial development and, indirectly through joint venture agreements, senior and assisted living facilities.

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

The Company is also actively pursuing, through various investments and joint venture agreements, the development of senior and assisted living facilities, primarily in the S.W. United States, to meet the growing need for well-person care for aging baby boomers. The Company sees significant potential synergy between the Baja developments and the senior and assisted living investments as the Company works with strategic partners to bring U.S. quality medical care to Baja, thereby allowing the provision of senior and assisted living facilities at a greatly reduced cost relative to similar U.S. properties.

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

BUSINESS STRATEGY

The Company remains tightly focused on its business strategy to maximize shareholder value, which focuses on three priorities: growth, profitability and liquidity through both domestic and international real estate investments. The Company has a long standing escrow to: (1) purchase and expand Bajamar Ocean Front Hotel and Golf Resort ("Bajamar"), an existing 27-hole golf course with driving range and 81-room hotel located in Baja California, Mexico, about 50 miles south of San Diego, California; (2) construct and sell 328 ocean view timeshare units within Bajamar; (3) purchase and develop the 2,500-acre Hills of Bajamar commercial, residential and industrial project, located across the toll road from Bajamar; (4) expand Plaza Rosarito, an existing 187,500 square foot commercial shopping center and 15 acres of undeveloped ocean front land zoned for a 450-room hotel and convention center, located in Rosarito Beach, Baja California; (5) complete and expand Portal Del Mar, an existing 123-unit condominium development overlooking the Pacific Ocean; and (6) develop and construct senior and assisted living facilities in the Southwest U.S. and Mexico.

The Company continues to explore opportunities to enter new markets and plans to grow in its existing markets. Growth in, both new and existing markets, is expected to be supplemented by strategic acquisitions from time to time. The Company's business strategy could be materially affected by various risk factors such as changes in general economic or political conditions either nationally or in the regions in which the Company operates or may commence operations, job growth and employment levels, home mortgage interest rates or consumer confidence, among other things (See "RISK FACTORS"). Nevertheless, the Company remains optimistic about its ability to grow its business.

Land Acquisition and Development

Management believes that its business requires in-depth knowledge of local markets in order to acquire land in desirable locations and on favorable terms, to engage subcontractors, to plan communities keyed to local demand, to anticipate customer tastes and price ranges in specific markets and to assess the regulatory environment.

The development process generally consists of three phases: land acquisition; land development and construction; and sale or lease. The development cycles vary depending on the extent of the government approvals required, the size of the development, necessary site preparation, weather conditions and marketing results. When feasible, the Company acquires land positions through the use of options. In addition, the Company acquires finished lots, condos and commercial building within its pricing parameters, which reduces the development cycle and provides balance to its real estate investment portfolio. In acquiring land, the Company considers such factors as: current market conditions, with an emphasis on the prices of comparable sales and leases, expected sales and lease rates, proximity to metropolitan areas, population, industrial and commercial growth patterns, estimated costs, customer preferences and environmental and regulatory matters. The Company employs standards for assessing all proposed purchases based, in part, upon after tax cash flow and o7verall return on investment. Consistent with these standards, the Company seeks to minimize and defer all expenditures for purchases by utilizing options, phasing land purchases and development, and relying upon non-recourse seller financing or third party lenders. In addition, the Company emphasizes pre-sales in virtually all of its developments versus speculative inventory.

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

THE PROPERTIES

CURRENT AND PLANNED DEVELOPMENTS IN MEXICO

Hills of Bajamar

The Hills of Bajamar property is a 2,500-acre parcel located in the Municipality of Ensenada, on the Pacific Ocean side of Baja California, Mexico, roughly 50 miles south of San Diego, California. The purchase contract completed in 1992 through the Company's wholly-owned Mexican subsidiary, Planificacion Desarollos de Jatay, S.A. de C.V. ("Planificacion"), provides for an overall purchase price of $6,000,000 for
the 2,500 acres ($2,400 per acre or $.60 per sq. meter).   The property is
being purchased on a gradual basis in 247-acre increments at $600,000 apiece. In September 1998, the Company, in accordance with its contract, had taken title to its second 247-acre parcel and in September 2000, in accordance with its contract, the Company had taken title to its third 247-acre parcel. This last 247-acre parcel gives the Company title to a total of approximately 750 acres with construction rights to all 2,500 acres and places the unpaid balance of roughly 1,750 acres in trust with Banco Ixe. Title to additional acres will be released to the Company as annual payments are made to the seller. In the event the Company is unable to make its scheduled annual payments, the Company maintains ownership of any the property already paid for, while the unpaid property in trust is subject to cancellation and the property will be subject to refinancing under which the Company may be required to pay a significantly higher price per acre. Balance owing on the remaining 1,750 acres is $4,200,000 at $600,000 annually with no interest until 2003.

To date, the Company has contributed a total of $4,900,000 in cash and stock toward this property and its development. Certified Mexican bank appraisals completed in March of 1998 valued the property in excess of $71,000 per acre. The purchase terms were negotiated in 1991 prior to four events: (1) the passage of NAFTA; (2) the liberalization of foreign ownership of land in Mexico; (3) the California Department of Real Estate issuing a decree that the advertisement in California for sale of foreign homes and land is no longer subject to their jurisdiction; and (4) the mega-developments in the area (see below).

The Hills of Bajamar property is located in the region that has become known as "the Gold Coast" because of the current and planned developments. New developments in the region include: (1) access to U.S. title insurance;
(2) access to U.S. mortgage money; (3) a $200 million plan to privatize and expand the port of Ensenada, which is well underway and is to include a 70 mile railroad link to the United States, Baja California's first container-handling facility and a newly completed passenger cruise ship terminal; (4) a $400 million power plant that will generate 440 megawatts, enough to power one million homes, to be built in the Rosarito and Ensenada area; (5) the legislation of casino gaming which would be a tremendous windfall for the Mexican economy and the Baja California coast; (6) construction is close to completion on Puerto Salina, a reported $150 million, 600-boat marina that is located just one mile north of the Hills of Bajamar or 46 nautical miles south of San Diego; (7) Fox Studios has built a movie studio located on a 150-acre site just north of the Hills of Bajamar with a project cost in excess of $55 million for the filming of the movie, the

Titanic. There are many additional movies scheduled for filming at this same studio. Fox recently announced the addition of "Fox World", a $100 million theme park to the studio.

The Company's development focus is the creation of a large-scale world class resort, also encompassing a residential and retirement complex on the combined ultimate 4,000 acres of the Hills of Bajamar and the Bajamar Hotel and Golf Resort. The residential complex will include condominiums, single-family housing, ranchettes and senior and assisted living, located within a 1-hour drive from San Diego, California. The region caters primarily to Southern California travelers already visiting Baja California, and provides an alternative attraction to Palm Springs, Phoenix and Las Vegas. Where these desert communities are only viable six months of the year due to extreme heat in the summer, Baja California offers a year round climate averaging 75 degrees Fahrenheit. Additionally, Baja California offers the amenities available from its oceanfront location including fishing, sailing, swimming, surfing, other water sports, and oceanfront golf, a competitive advantage that desert communities cannot provide.

The residential development is planned to be built around a medical campus the Company plans to joint venture with International Health Networks, Inc. on the southwest corner of the Hills of Bajamar property (see below). The medical campus will utilize the lower cost for support available in Mexico, combined with the historic quality of medicine in the United States. The medical campus will also provide services to the 2 million tourists crossing the border each month, including the 500,000 people that cross for work and business, and the 75,000 ex-patriots living in the region who presently must rely on the Mexican health care system, which is designed primarily for Mexican Nationals.

The roads and utilities to the Hills of Bajamar are to be completed by Promar, S.A. de C.V. ("Promar"), a Mexican development company, pursuant to a contract and in accordance with the master plan. The Company has been informed by Promar that the improvements to the property will be completed by Bechtel Corp., a U.S. company, which also has been contracted by Promar to build a new international airport 7 miles to the southeast of the property. The improvements are to be paid by Promar as an additional cost to the airport. This will significantly enhance the Hills of Bajamar, while allowing Promar access to the airport from the main coast highway by way of a toll road off ramp through a portion of the Hills of Bajamar.

Sales of Property at Hills of Bajamar

Vinas de Bajamar

The Company has completed the master plan for the first 1,250 acres known as, Vinas de Bajamar, in conjunction with GMA International, a world-renowned master planner, and Valcas Internacional, S.A. ("Valcas"), the original builder of the Bajamar Ocean Front Hotel and Golf Resort and several other resort, commercial and residential properties throughout Mexico.

The zoning has been approved and a construction company has been retained by Valcas to start cutting the roads in accordance with the master plan. This allowed the Company to launch a 1,250 residential lot sales program in August of 2000. During the year end April 30, 2001, the Company sold approximately 50 lots at an average price of $30,000 each. The Company is selling the lots starting at $20,000 each with 10% down and zero interest financing for 8 years. Upon full sell out of the 1,250 residential lots, the projected gross revenues would exceed $35 million with total down payments of $3.5 million and annual mortgage payments of roughly $4 million. Also included in the overall master plan is the development of an 18-hole golf course, 100-room hotel and roughly 250 acres for commercial use, including a planned medical campus (see below). Stewart Title of Houston, Texas is doing all of the title work for this property.

Medical Campus

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

In May of 1999, the Company received the approvals from the Mexican government for the development of a medical school and a four-year university. The Company had originally planned to build this facility on its Hills of Bajamar property, however it has redesigned it's concept plans to build the school on the north end of Bajamar, upon closing of escrow if that can occur in the near future.

NetRom, Inc.

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

Viper Networks, Inc. (formerly Taig Ventures, Inc.)

In June of 1998, the Company sold 50 acres of its Hills of Bajamar property to Viper Networks, Inc. ("Viper"), a Utah corporation, for $60,000 per acre for 3,000,000 shares of Viper's Convertible Preferred Stock, at a value of $1.00 per share, plus a construction and multi-year management contract. Viper, a telecommunications company, is based in San Diego, California.
The purpose of the acquisition by Viper was to develop infrastructure on the site to offer local and long distance telephone service and internet access to Baja California. A communications facility in this region follows on the privatization of Mexico's telecommunication services and a proposed border-free telecommunications zone between San Diego and Tijuana by the San Diego based International Communications Council.

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

Portal Del Mar

In February of 1999, the Company, through a Mexican subsidiary, signed purchase agreements and provided the $500,000 down payment to acquire Portal Del Mar for $1,250,000. Portal Del Mar is a 123-unit, 2 and 3-bedroom condominium development on 6 acres overlooking the Pacific Ocean in Baja California, Mexico, just south of Rosarito Beach. The 126 ocean view condominiums are in various stages of completion, with approximately 46 completed. The Company recently received a financing commitment for $7.5 million to complete the remaining 80 units, add a clubhouse, 3 tennis courts, 2 pools and a spa with beach access and palapas. Each condo completed is intended to include an oversize terrace with ocean views. Comparable condominiums located across the road are selling in the $250,000 range. The Company arranged financing for the remaining $750,000 of acquisition cost and closed escrow on this property in June of 1999 and intends to initially operate this property as a hotel and eventually begin timeshare sales in late 2001. In March of 2001, the lender that provided the remaining $750,000 to close escrow, converted their loan to a 33 1/3% equity position in the project.

The Company expects to start timeshare sales at $5,000 per week with a $1,500 down payment and the balance at 12% over 7 years. Upon full sell out of the 6,222 weeks at an average price of $5,000, the projected gross revenues would exceed $31 million with down payments of $9 million and annual mortgage payments of approximately $2.5 million.

Plaza Rosarito

On November 20, 1998, Tri-National Holdings, S.A. de C.V., a Mexican subsidiary, purchased the Plaza San Fernando from Banco Bital with a $1 million cash down payment. In July of 1999, Capital Trust Inc. of New York provided the remaining $8 million necessary to close and complete the escrow. In March of 2001, the Company received a 60-day forbearance from Capital Trust, Inc. for the repayment of the $8 million and has subsequently defaulted (See "LEGAL PROCEEDINGS"). Plaza San Fernando's appraised value is in excess of $33 million. Fonatur, the tourism arm of the Mexican government, has approved a $38 million loan for the construction of a hotel and convention center on a portion of the property. The Company intends to joint venture this component with a major U.S. hotel operator.

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

El Mirador

During the year end April 30, 2001, the Company opened escrow to acquire a 20,000 square foot commercial building situated a 6-acre parcel on a bluff 1,000 feet above sea level overlooking the Pacific Ocean with some of the most dramatic views in Baja California, for a total purchase price of $450,000. Mirador is located directly south of the Bajamar Ocean Front Hotel and Golf Resort and adjacent to the south rim of the Company's Hills of Bajamar property. The Company plans to utilize the commercial space as a sales office for the Vinas de Bajamar residential lots, with long-term plans to develop a 100-room hotel.

CURRENT AND PLANNED DEVELOPMENTS IN THE U.S.

Senior Independent and Assisted Living and Alzheimer's Care

Alpine Gardens East, Inc. ("AGE") is a Nevada corporation created to acquire and develop senior and assisted living facilities primarily in the S.W. United States. In January of 1998, the Company acquired 51% of this corporation for a combination of cash and Class B Series B preferred stock. AGE facilities are expected to combine housing, minimum health care and personal support for elderly residents who need assistance with certain activities of daily living, without the need of a complete nursing facility.

Youngtown Gardens

In June of 1998, AGE closed on a 5.5 acre developed parcel to build its first independent and assisted living project, known as Youngtown Gardens, in Youngtown, Arizona, just north of Phoenix and adjacent to Sun City. In July of 1999, a formal ground breaking took place with the Mayor of Youngtown and the Company for the recently finished construction on two models. The project was completed with a $10,500,000 construction loan from Vestin Mortgage (formerly Del Mar Mortgage). This facility includes 40 two-bedroom units, 50 one-bedroom units and 36 units reserved for Alzheimer and Dementia residents.

To reduce its liability during the fourth quarter ending April 30, 2001, the Company successfully completed an assignment of the $10,500,000 construction loan to its minority partner in this project in exchange for a reduced participation of 20% of the future profits. The total retail value of this project is in excess of $20,000,000.

Temecula Gardens

In November of 1999, the Company, through a joint venture agreement, closed and completed escrow to acquire a fully-zoned 22-acre parcel of real property with plans, located in Temecula, California for $4,300,000 for a combination of cash and notes. During the fourth quarter ending April 30, 2001, the joint venture filed for Chapter 11 Reorganization to receive the time required to close on the necessary financing to pay off the bridge loan of $2,900,000 and provide the construction financing. The joint venture plans to develop a fully-inclusive senior community that will offer medical facilities, Alzheimer's and dementia care, independent and assisted living and senior single family housing. The joint venture has named this project, The Arbors at Temecula, and plans to start construction in late-2001.

Through AGE, the Company is in negotiations on five additional sites in its primary market area of California, Nevada and Arizona. There is no assurance that any ongoing negotiations will result in future real estate acquisitions or developments by AGE or the Company.

Tri-National Mortgage Company

The Company has formed a wholly-owned subsidiary with the anticipation that it can arrange financing for prospective customers to facilitate sales of residential lots, condominiums, single family homes and timeshare sales. Management believes that the ability to offer customers financing on firm, competitive terms as a part of the sales process is an important factor in completing sales. Not only could this facilitate sales, but the mortgages could earn income while enhancing the balance sheet. The principal sources of income for this subsidiary are: (1) interest income earned on mortgage loans (2) net gains from the sale of loans, if sold and (3) loan servicing fees.

SUBSEQUENT EVENTS

On March 28, 2001, Tri-National Development Corp. (the "Company") entered into agreements with Senior Care Industries, Inc., a publicly-listed Nevada corporation ("Senior Care"), to sell certain real estate assets of the Company for a combination of cash, assumed debt and convertible preferred stock for a total of approximately $70,229,055. The purchase offer became effective and escrow was to close on April 30, 2001. Closing was subject to a cash down payment at closing of $10,000,000, of which a $8,000,000 payment was to be made to Capital Trust, Inc. of New York for the repayment of the loan made on the Company's Plaza Rosarito in July of 1999.

When Senior Care was unable to make the scheduled $10,000,000 cash down payment, the Company on May 5, 2001 agreed, at the request of Senior Care, to revise the agreements to state that the amount of cash consideration as part of the overall purchase of the various assets would be dictated by whatever terms and conditions Senior Care could negotiate with Capital Trust's approval to payoff the $8,000,000 loan and additional obtain Tri-National's parent company and subsidiaries Board of Directors approval prior to closing.

As the payoff of this loan has been the most pressing issue facing the Company and to assure the release of Tri-National's corporate guarantee, as well as the personal guarantees given by Michael Sunstein and his wife, Dr. Jerry Parker and his wife and Lic. Bersain Gutierrrez and his wife and the subsequent judgments secured by Capital Trust in the amount of $8,300,000 held against each of these parties-individually and collectively, the Contract for Deed for Plaza Rosarito, as stated, was subject to the approval of Capital Trust. Capital Trust has not accepted any of the offers submitted by Senior Care and continues to enforce both the corporate and personal guarantees and judgments. In addition, Capital Trust has requested and been granted a State of California court appointed receiver. The receiver's sole responsibility was to place a mortgage on Plaza Rosarito on behalf of Capital Trust, which could replace the corporate and personal gurantees and subsequent judgments. As detailed in our last Annual Report, at the time the loan was made to complete this acquisition, there was never a mortgage placed on the any of the properties that comprise Plaza Rosarito primarily the 187,500 square foot shopping center and the 15 acres of beachfront land, leaving the property free of all liens and encumbrances and Capital Trust's $8,000,000 loan effectively unsecured by Plaza Rosarito. However, Capital Trust acknowledges that the Company never took advantage of the situation as we could have by securing a construction loan and placing a subsequent lien on the property in front of Capital Trust. This was a moral dilemma for Tri-National management since the opportunity was obvious, and the need for such funding was paramount, but Capital Trust was ethically if not legally entitled to a mortgage based on the original contracts for their $8,000,000 loan. After consideration, the Company chose not to abuse the situation and continues to work with Capital Trust to resolve the situation in a way that serves both parties.

Without a successful resolution to pay off Capital Trust, Senior Care attempted to have TND accept 100% of the consideration being offered for the assets be made in shares of their Convertible Preferred stock. After careful consideration and extensive due diligence, the Board of Directors of the Company refused to accept the terms and risks associated with the last proposal by Senior Care and terminated the entire transaction effective close of business, July 2, 2001.

In spite of all the facts and documents to the contrary, Senior Care is now claiming all of the Purchase Agreements that were previously executed were not subject to either Board of Director or Capital Trust, Inc. approval. Further, it was of the recent opinion of Judge Strauss of the California State Court in San Diego that indeed the transaction had not closed and then issued a restraining order against Senior Care Industries, Inc. and its officers and directors from making any further actions regarding this property.

Consequently, Senior Care has since advised Tri-National that it fully intends to proceed with the Tender Offer it issued on May 22, 2001, wherein Senior Care Industries, Inc. (OTC BB: SENC) filed an initial Form TO-T with the U.S. Securities and Exchange Commission making and elaborating an offer to buy up to 51% of the outstanding common stock of Tri-National Development Corp. (OTC BB:TNAV). "Senior Care is offering to buy up to 51% of the outstanding Common shares of Tri-National Development Corp., or approximately 20,000,000 common shares. The terms of the offer are as follows: For every three (3) shares of Tri-National common stock that are tendered, Senior Care is offering one (1) share of Senior Care common stock plus one (1) warrant giving the holder the right at the holder's option to purchase one (1) additional share of Senior Care common stock for a period of one year by the payment of $1.00 to Senior Care".

The offer states "Shareholders of the Company may tender their Tri-National common shares at any time after the date of the tender offer, May 22, 2001, up to and including August 31, 2001. It is not anticipated at this time that shareholders will be able to tender their Tri-National common shares after August 31, 2001. If a total of 51% of the common shares of Tri-National are not tendered to Senior Care by August 31, 2001, then Senior Care may at its option (a) extend the offering period, (b) accept the shares which have been tendered, or (c) opt not to accept any tendered shares. If more than 51% of the common shares of Tri-National are tendered to Senior Care by August 31, 2001, then Senior Care may at its option (a) accept the full amount tendered or (b) accept any amount between 51% and the full amount tendered by accepting a fixed and equal percentage of all blocks of shares tendered".

Senior Care has announced that it chooses to move forward with the tender offer regardless of the termination of the sale of assets. If Senior Care is successful in acquiring 51% of the Company through the tender offer, they would acquire controlling interest in the Company, thereby controlling the assets in the proposed sale without ever closing the escrow or providing any cash payments to the Company, and without Board of Directors approval or a shareholders meeting to vote on the transaction.

It is the considered and unequivocal opinion of Management and the Board of Directors, after considerable due diligence, that this Tender Offer is absolutely and most clearly not in the best interests of the Company or its shareholders and should be rejected. Senior Care has repeatedly not delivered on commitments it has made which were specific conditions of their agreements with Tri-National. They were unable to make any of the above referenced cash payments to which they had committed in order to resolve the Capital Trust debt and thereby free the Company to move forward. We believe there is no benefit to the transaction and that in the long run, shareholders will realize no increased value or improvement of their position at such time as their shares become liquid and tradable, and that they will in fact have suffered very significant further dilution and loss. The Tender Offer has at this point in time become a hostile takeover attempt, and we do not believe that it serves anyone but the insiders at Senior Care.

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

The Company has executed numerous contracts for, among other things, acquisition and development of real estate projects. Several of the Company's previously announced attempted acquisitions have after further due diligence, been abandoned. Certain risks are inherent with the implementation of the Company's business strategy. These risks include, but are not limited to, access to capital necessary to complete the acquisitions and development, the Company's ability to sustain and manage growth, governmental regulation, competition and risks common to the real estate development industry.

CAPITAL REQUIREMENTS

The Company was organized to create and realize value by identifying and making opportunistic real estate investments through the direct acquisition, rehabilitation, development, financing and management of real properties and/or participation in these activities through the purchase of debt instruments or equity interests of entities engaged in such real estate business. The Company's business strategy is to maximize shareholder value, focusing on three priorities: growth, profitability and liquidity through both domestic and international real estate investments. The Company's primary source of equity financing has been through private placement of its securities, including short-term promissory Notes. As of April 30, 2001, the Company had roughly $12,000,000 of its short-term corporate notes ("Notes") outstanding (See "NOTES TO THE FINANCIAL STATEMENTS").

To continue its business strategy, the Company intends to fund its next round of acquisitions, development and general working capital by conducting additional private placements of common stock, preferred stock and debentures. In addition to the private placements, the Company is seeking property specific mortgage financing, as well as joint venture partners and the sale of existing properties.

Presuming the completion of various private placements and the restructuring of current mortgages, including Capital Trust and the Notes, the Company would hope to have sufficient funds to complete development of several of its current projects, which will produce increased revenues to the Company. In anticipating these projects begin producing an income, the Company could move away from financing its operations through the sale of securities. However, there is no assurance that the Company will be able to do so.

THE COMPANY MAY FAIL TO RAISE REQUIRED CAPITAL

We require significant additional capital to restructure the Company's existing debt, build out and operate planned properties and for general working capital needs. Most critically, the $8,300,000 judgment held against the Company and several of its officers and directors by Capital Trust, Inc. and the $12,00,000 in nine-month corporate notes must both be restructured. We also require additional capital to invest in any new opportunities. Capital markets have recently been volatile and uncertain. These markets may not improve, and we may not be able to access these markets to raise additional capital. If we fail to obtain required new financing, the failure would have a material adverse effect on our business and our financial condition. For example, if we are unable to access capital markets, we may have to restrict our activities or sell our interests, or in one or more of our subsidiaries or other ventures earlier than planned or at a "distressed sale" price.

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES

The Company experienced net losses of approximately $8,540,199 in the year ended April 30, 2001, net income of $532,629 in the year ended April 30, 2000 and a net loss of $2,906,671 for the year ended April 30, 1999.
Losses are likely to be significant for at least the next year to possibly two years as we restructure our debt and continue to invest additional funds into existing projects to bring them to cash flow, as well as investing in new projects. We may not generate profits in the short term or at all. If we fail to achieve profitability, that failure could have a negative effect on the market value of our common stock.

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

Senior, Independent and Assisted Living

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

RAPID GROWTH

Management of Growth

The Company is planning, subject to available financing, expansion both internally and acquisitions and development. In order to improve operating results, the Company's management must manage growth and expansion effectively. The Company's ability to manage its growth effectively requires it to expand its operational, financial and management information systems and to continue to attract, train, motivate, manage and retain key employees. As the Company continues its expansion, it may become more difficult to manage geographically dispersed operations. The Company's failure to effectively manage growth could have a material adverse effect on the Company's results from operations.

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

DEVELOPMENT AND CONSTRUCTION RISKS

As part of its business strategy during the next few years, the Company plans to develop senior and assisted living, resort, commercial and residential properties. The Company's ability to achieve its development plans will depend upon a variety of factors, many of which are beyond the Company's control. The successful development of additional properties involves a number of risks, including the possibility that the Company may be unable to locate suitable sites at acceptable prices or may be unable to obtain, or may experience delays in obtaining, necessary zoning, land use, building, occupancy, licensing and other required governmental permits and authorizations. Development schedules may be changed by the Company in order to accommodate requirements of staffing of new projects and to allow a phase-in of start-up losses inherent in the marketing and lease-up of new facilities. Certain construction risks are beyond the Company's control, including strikes, adverse weather, natural disasters, supply of materials and labor, and other unknown contingencies which could cause the cost of construction to exceed estimates. If construction is not commenced or completed, or if there are unpaid subcontractors or suppliers, or if required occupancy permits are not issued in a timely manner, cash flow could be significantly reduced. In addition, any property in construction carries with it its own risks such as construction defects, cost overruns, adverse weather conditions, the discovery of geological or environmental hazards on the property and changes in zoning restrictions or the method of applying such zoning restrictions. The nature of licenses and approvals necessary for development and construction, and the timing and likelihood for obtaining them vary widely from country to country, state to state, and from community to community within a state.

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

CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS

As of April 30, 2001, the Company's directors and executive officers and their affiliates beneficially owned approximately 25.34% of the Company's outstanding shares of Common Stock (See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT)." As a result, these stockholders, acting together, would be able to significantly influence many matters requiring approval by the stockholders of the Company, including the election of Directors. These shares are available for sale in accordance with Rule 144. Rule 144 provides, in essence, that a shareholder who is an affiliate of the Company, after holding restricted securities for a period of one year, may every three months, sell them in an unsolicited brokerage transaction in an amount equal to 1% of the Company's outstanding common shares, or the average weekly trading volume, if any, during the four weeks preceding the sale. Non-affiliated shareholders holding restricted securities are not subject to the 1% limitation and may sell unlimited amounts of shares they own, under certain circumstances, after a one-year holding period. If a substantial part of the shares, which can be sold were so sold, the price of the Company's common shares might be adversely affected.

EMPLOYEES

As of April 30, 2001, the Company and its subsidiaries employed 5 people on a full-time basis and 3 on a part-time basis. The Company's success is highly dependent on its ability to attract and retain qualified employees. To date, the Company believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be successful in the future. The Company believes relations with its employees are excellent. No employees are represented by collective bargaining agreements.

ITEM 2.        PROPERTIES

The Company leases one office facility in San Diego, California and one in Ensenada, Baja California under operating leases that expire in 2001 and the year 2002, respectively. The leases generally require the Company to pay all maintenance, insurance and property taxes and are subject to certain minimum escalation provisions.

The Company also maintains additional operations in Rosarito Beach, Baja California at its Plaza Rosarito site.

The Company believes that such properties, including the equipment located therein, are suitable and adequate to meet the requirements of its businesses. The Company's facilities are fully used for current operations of all segments and suitable additional space is available to accommodate expansion needs, if required.

ITEM 3.        LEGAL PROCEEDINGS

Citizens Business Bank (formerly Chino Valley Bank)

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

The bank filed its appeal on June 16, 1999 and we filed our answer to their appeal September 16 1999, with oral arguments held on September 6, 2000. The Appellate Court came back with a recommendation for a retrial based on
inconsistent verdicts in the first trial.   This gave Tri-National the
right to cross appeal.   However, we decided not to exercise this right on
the basis of the additional damages we believe we could show in the second trial that were not permitted in the first trial. Currently, the court has ordered the case to arbitration prior to scheduling the second trial. Due to uncertainty of arbitration and the outcome of the second trial, the Company has written off the original judgment.

Short Term Corporate Notes

The Company has made private offerings of its securities, including its common stock and nine-month corporate notes ("Notes"), in reliance on exemptions from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The Company became the subject of a cease and desist order issued by the Wisconsin Securities Division, based on sales of its Notes to Wisconsin residents. The nine-month promissory note program was brought to the Company by the investment banking firm, Johnson, Richards & Company, Inc., and the Company relied on representations made by that firm that a federal exemption was available under the right terms and conditions. With the proceeds being used for specific projects etc., the Notes were considered commercial paper and exempt from securities registration. Although the Company believes it properly met the criteria for exemption, because it used the proceeds to acquire real estate and is arguing that the sales met the requirements of the Wisconsin private offering exemption, it has paid off all of the Notes due in Wisconsin. The Company has also agreed to a voluntary cease and desist order in California and North Carolina with respect to sales of those same Notes in that state. The California Department of Corporations and the North Carolina Department of Corporations both required the Company to offer rescission to investors in that offering and all California and North Carolina investors accepted that rescission offer. This requires the Company to repay all California and North Carolina investors their principal only, which the Company has already started paying. The California order does not prohibit future exempt or qualified sales of the Company's securities in California.

Additionally, the Louisiana Commissioner of Securities and Connecticut Department of Banking are currently examining the sales of the Notes to its residents. In the event that it is found that the sales did not meet the requirements of applicable exemptions from registration, it is the position that the Company must refund all investments in the Notes to Louisiana and Connecticut purchasers. The Company issued approximately $1,500,000 in Notes to Louisiana investors. The Company has already started to pay off Notes due in Louisiana and intends to meet the balance of the refund obligation with a combination of revenues generated by Plaza Rosarito, equity and/or debt financing and the leveraging of portions of its real
estate portfolio.   There can be no absolute assurance, however, that the
violations will in fact be cured in this manner and therefore it is possible that further remedial action may be required.

Because the Company has relied on federal and state exemptions for placement of its Notes, other states may find that the Company did not comply with the various blue sky exemptions. The consequences of any such violations may vary from state to state, but could include the requirement that the Company rescind some or all of the sales in such states at the request of the affected subscribers and prepare formal registration statements and/or other documentation at the request of the securities regulators. Additionally, the Company and/or its officers may be subject to civil and/or criminal fines or penalties including, but not limited to, a sanction with regard to the Company's ability to make any public offering in the future. It is believed that the Company can continue its operations through its development of cash and revenues from its ongoing operations despite the rescission offer in California and potential refund to Louisiana investors.

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

Capital Trust, Inc.

On November 20, 1998, Tri-National Holdings, S.A. de C.V., a Mexican subsidiary, purchased the Plaza San Fernando from Banco Bital with a $1 million cash down payment. In July of 1999, Capital Trust Inc. of New York provided the remaining $8 million necessary to close and complete the escrow. In March of 2001, the Company received a 60-day forbearance from Capital Trust, Inc. for the repayment of the $8 million and has subsequently defaulted. In response to the default, Capital Trust, Inc. entered previous executed confession of judgment in New York on August 29, 2000, in the amount of $8,300,000 against Tri-National Development Corp. and the following officers and directors individually: Michael and Linda Sunstein, as personal guarantors, Dr. Jerry and Annmarie Parker, as personal guarantors, and Bersain and Laura Gutierrez, as personal guarantors. All of the personal guarantors signed confessions of judgment as part of the closing documents for the loan as a condition of receiving the loan from Capital Trust, Inc.. The confessions of judgment were in addition to posting of collateral of 3,500,000 common shares of Tri-National Development Corp. by the Company and a total of 3,135,000 common shares of Tri-National Development Corp. owned personally by Michael Sunstein and Dr. Jerry Parker. In February of 2001, Capital Trust, Inc. entered the judgment "sister-state" in California. The Company filed a motion to vacate the sister-state judgment based on its unconstitutionality in the State of California and was denied. The Company immediately filed an appeal, however, without the necessary funds to post an appeal bond, the Company was unable to stay the enforcement and Capital Trust, Inc. is moving forward with any and all collections efforts, including retaining a third-party, post-judgment receiver appointed by the State of California, however, the appeal process is continuing. The receiver's sole responsibility was identified as proceeding to obtain a lien on the Plaza Rosarito property in favor of Capital Trust, Inc., as this was not completed at the closing of the loan and to date has not been completed.

First Regional Bank CBO Norman Lizt

In April of 1999, the Company acquired 2.39 acres of undeveloped land in San Marcos, California with plans to develop a 60-unit Alzheimer's care facility for a note for $450,000 (the "Note"). The Note was collateralized by the real property and 980,000 common shares of the Company. The Company was unable to get the proper permits and approvals for the development of an Alzheimer's facility and subsequently was unable to receive the required the financing for the repayment of the Note. The seller, First Regional Bank CBO Norman Lizt, is seeking a foreclosure of both the 2.39 acre parcel and the 980,000 common shares.

An action for judicial foreclosure of purchase-money deed of trust against the Company and the following officers and directors, individually as guarantors: Michael Sunstein, Jason Sunstein and Dr. Jerry Parker was entered by the seller with judgments on July 11, 2001. The Company is currently negotiating the settlement of this matter.

Commercial Money Center

This was an action and judgment entered April 17, 2001 against both the Company and its wholly-owned subsidiary, Greater San Diego Imaging Center in the San Diego Superior Court, regarding a lease on the MRI equipment previously owned and operated by Greater San Diego Imaging Center, a California corporation. The Company has since settled this action for a total of $265,000.

Investment Funding Associates

This was an action and judgment entered June 5, 2001 against both the Company and Michael Sunstein in the U.S. Southern District of Florida regarding loan brokerage fees in connection with the Plaza Rosarito. The Company has since settled this action for a total of $250,000.

Planning Associates of the Carolinas, Inc.

This was an ongoing action in the North Carolina Superior Court Moore County against the Company in connection with outstanding commissions for the nine-month corporate notes sold by the principal owner and agent, Michael Kohut, to his clients in North Carolina. Settlement is still pending for the issuance of common shares of the Company.

Fulciniti and Newstat

This was an action by indirect participants in a 1993 private placement against the Company and Ron Yates, a former officer of the Company. Plaintiffs (and others) had provided funds for stock subscription of then company officer, Ron Yates. The Company gave Note to Yates in lieu of shares. Parties entered agreement to purchase Note and other common shares of the Company from Ron Yates and Associates. The escrow was never opened, the Note and common shares never tendered by Ron Yates & Associates. Cross-complaint by Ron Yates against the Company and Michael Sunstein on various claims. Cross-complaint by the Company and Michael against Yates for declaratory relief. The settlement is pending for $75,000 stipulated judgment against the Company in favor of plaintiff, Fulcinit and Newstat. The claims of Fuciniti and Newstat against Yates were assigned to the Company with mutual dismissals, without prejudice as to the Company and Michael Sunstein and Ron Yates.

IOS Capital

This was action brought in San Diego Superior Court on April 13, 2001 against the Company by IOS Capital regarding an office equipment lease for $15,000. Settlement pending.

Craig Lanser

This is an action brought in San Diego Superior Court on August 2, 2001 against the Company and its directors by Craig Lanser, a prior consultant to the Company, for breach of alleged written agreements. Mr. Lanser is seeking $50,000 and 340,000 common shares of the Company. The Company plans to fight this action and file its answer September 1, 2001.

Gary P. McCracken

This was an action brought in San Diego Superior Court against the Company and New England International Surety, the bonding company for the nine-month corporate notes ("Notes"), for the repayment of the principal and interest of a Note in the amount of $44,685. The Company plans to settle this action as soon as funds are available.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders for a vote during the Company's fourth quarter of the year ending April 30, 2001.

                                 PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

The following table sets forth the trading history of the Common Stock on the Over the Counter Bulletin Board through June 30, 2001, as reported by FT Interactive Data. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of April 30, 2001, there were 49,792,793 shares issued and outstanding.

                        HIGH BID     LOW BID      HIGH ASK      LOW ASK

1999 QUARTER

First (1/1 - 3/30)      $1.00000    $0.62500      $1.03130     $0.68750
Second (4/1 - 6/30)      1.00000     0.62500       1.06250      0.68750
Third (7/1 - 9/30)       1.00000     0.56250       1.06250      0.56250
Fourth (10/1 - 12/31)    0.90625     0.37500       1.00000      0.43750

2000 QUARTER

First (1/1 - 3/30)      $0.78125    $0.43750      $0.84375     $0.50000
Second (4/1 - 6/30)      0.43750     0.25000       0.46875      0.28125
Third (7/1 - 9/30)       0.93750     0.90625       1.03130      0.90625
Fourth (10/1 - 12/31)    0.87500     0.37500       1.00000      0.43750

2001 QUARTER

First (1/1 - 3/30)      $0.75000    $0.43750      $0.87500     $0.50000
Second 4/1 - 6/30)       0.43750     0.25000       0.50000      0.28125

HOLDERS

As of April 30, 2001, there were approximately 1,150 registered holders of the Company's Common Stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

DIVIDEND POLICY

The Company has never declared or paid cash dividends on its Common Stock, and may elect to retain its net income in the future to increase its capital base. The Company does not currently anticipate paying cash dividends on its Common Stock in the foreseeable future.

STOCK FOR VINAS DE BAJAMAR LOTS CONVERSION

During the year end April 30, 1998, the Company carried out a Private Placement to existing shareholders for approximately 4,000 square foot residential lots at the Hills of Bajamar. The cash price per lot was $10,000 and the stock price per lot was 5,000 shares of Common Stock at a value of $2.00 per share. A total of 15 shareholders subscribed to the Private Placement for a total 22 lots, totaling 110,000 shares of Common Stock. In August of 2000, the Buyers selected, on average, 7,000 square foot lots within its Vinas de Bajamar development and the Company cancelled their respective stock certificates. The Company anticipates a similar offering to the shareholders in the near future.

STOCK ISSUED FOR SERVICES

In an effort to preserve cash, the Company issued shares of Common Stock in
the Company for services for the year end April 30, 2001.   Services
included full-time and part-time employees, outside consultants, marketing, architects, engineers, land planners, accounting and legal services, web site design and other professional services.

STOCK ISSUED TO CAPITAL TRUST, INC.

A total of 4,000,000 restricted common shares were issued to Capital Trust, Inc. of New York. There were 500,000 shares issued as a retainer for investment banking services and 3,500,000 shares in connection with the $8 million loan for the closing of Plaza Rosarito (See "BUSINESS"). The 4,000,000 common shares will be canceled upon repayment of the loan. As the 3,500,000 shares were issued for collateral purposes only, they are not included in the issued and outstanding calculations. In addition, 2,000,000 restricted common shares were issued to The A.J. Hester Group, which are currently subject to recall.

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

STOCK ISSUED TO PACIFIC HORIZON

A total of 9,000,000 restricted common shares were issued to Pacific Horizon as collateral for a $2,700,000 loan in connection with the bridge loan for the land in Temecula, California. As these shares were issued for collateral purposes only, they are not included in the issued and outstanding calculations.

WARRANTS GRANTED AND EXERCISED DURING THE YEAR

Not applicable.

RECENT SALES OF SECURITIES

The Company offered and completed a private placement of 3,000,000 shares of its common stock from April of 2000 and closed in January of 2001 at various prices based upon the market value of the Company common stock. The Use of Proceeds for the private placement was for general working capital. The shares issued pursuant to this private placement are restricted securities as defined by Rule 144.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANAYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The Company was organized to create and realize value by identifying and making opportunistic real estate investments through the direct acquisition, rehabilitation, development, financing and management of real properties and/or participation in these activities through the purchase of debt instruments or equity interests of entities engaged in such real estate business. The Company's business strategy is to maximize shareholder value, focusing on three priorities: growth, profitability and liquidity through both domestic and international real estate investments. The Company's primary source of equity financing has been through private placement of its securities, including short-term corporate notes ("Notes"). As of April 30, 2001, the Company had roughly $12,000,000 outstanding pursuant to private placement offerings of its Notes, which are all now due. The Company intends to repay the principal and interest with cash flow generated from operations, property specific mortgages and additional private placements of its securities.

To continue its business strategy, the Company intends to fund its next round of acquisitions, development and general working capital by conducting private placements of common stock, preferred stock and debentures. In addition to the private placements, the Company is seeking property specific mortgage financing, as well as joint venture partners and sale of existing properties.

Following the completion of various private placements and the restructuring of current mortgages, including Capital Trust and the Notes, the Company would hope to have sufficient funds to complete development of several of its current projects, which will produce revenues to the Company. Once these projects begin producing an income, the Company could move away from financing its operations through the sale of securities. However, there is no assurance that the Company will be able to do so.

RESULTS OF OPERATIONS

YEAR ENDED APRIL 30, 2001 COMPARED TO YEAR ENDED APRIL 30, 2000. During the year ended April 30, 2001, the Company had a net loss of $8,540,199 or $(0.21) per share compared to net income of $532,629 or $.015 per share for the same period ended April 30, 2000. This change is primarily attributable to significant write-down of investments and marketable securities, specifically the reduced market values of NetRom, Inc., Taig Ventures, Inc. and Alpine Gardens East, Inc.. Operating expenses for the year end April 30, 2001 was $2,720,680, a decrease from $5,992,159 for the year ending April 30, 2000. This decrease is attributable to cessation of the Company's offering of its nine-month notes and associated legal, accounting and interest, and the resulting decrease in corporate note expense to $(7,056) for the year ended April 30, 2001, compared to $2,271,959 for the year ended April 30, 2000. For the year ended April 30, 2000, the Company had total revenues of $112,060 compared with $194,579 in total revenues for the preceding fiscal year end.

The Company's general and administrative expense for the year ended April 30, 2001 decreased to $783,421 from $1,571,391 for the same period ending April 30, 2000. This decrease is attributable to Company's cost-cutting measures implemented during the year end.

LIQUIDITY AND CAPITAL RESERVES

Net change in cash during the fiscal year ended April 30, 2001 was $(72,325), compared to a net change in cash of $(379,729 for the fiscal year ended April 30, 2000. Net cash used by operating activities totaled $(2,078,152) for the year ended April 30, 2001, an decrease of from $(3,359,784) for the year ended April 30, 2000. This difference is attributable primarily to an decrease in interest and associated expenses paid on corporate Notes during the fiscal year ended April 30, 2001 as compared to the same period in 2000.

Net cash used by investing activities totaled $310,381 during the year ended April 30, 2001, compared to $(22,794,712) provided during the year ended April 30, 2000. This difference is primarily attributable to an increase in expenditures for the acquisition and development of the Plaza Rosarito and Youngtown Gardens.

Net cash provided by financing activities totaled $1,695,446 for the year ended Apirl 30, 2001, a decrease from $25,774,767 for the year ended April 30, 2000. The decrease primarily attributable to construction financing and mortgages for the acquisition and development of the Company's properties, including Alpine Gardens East, Youngtown Gardens, Temecula Gardens, Carlsbad and San Marcos, California properties, the Hills of Bajamar, Plaza Rosarito and Portal Del Mar during the year ended April 30, 2000.

At April 30, 2000, the Company's cash, which includes cash reserves and cash available for investment, was $8,969, down from $81,294 at the preceding fiscal year end.

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

We have been extremely busy in our efforts to achieve our immediate goals of (1) bringing our various properties to a point where they generate cash flow, (2) refinancing current debt, and (3) obtaining new financing both to fund additional acquisitions and further improve our existing properties. Successful achievement of these goals would virtually insure realization of the Company's vision of enhancing shareholder value by creating long-term profitability based on consistent, predictable income streams.

In seeking new capital, the major obstacles the Company has faced have been the approximately $12,000,000 in unsecured 9-month notes outstanding and the $8,000,000 judgment against the Company and several of its executive officers held by Capital Trust, Inc. of New York for the loan the Company received to complete the acquisition of Plaza Rosarito. The funds from these loans and notes were used primarily for the acquisition of portions of our significant portfolio of properties over the last couple of years. However, in accordance with Generally Accepted Accounting Principles ("GAAP"), we are required to carry these assets on the Company's books at cost. The presence of the two outstanding liabilities effectively offsets the Company's total assets on our balance sheet specifically because we cannot reflect the true market value of those assets. This has made obtaining new financing on a corporate level virtually impossible. In addition, the $8,000,000 judgments against several of the Company's executive officers by virtue of their personal guarantees on the Capital Trust loan has made obtaining financing on a personal level for the benefit of the Company, which the officers were willing to do, also virtually impossible.

In addition to looking to both the private and public sectors for direct cash infusions on either a debt and/or equity basis, the Company has been aggressively searching for appropriate joint venture partners to obtain the necessary financing and management expertise to accomplish its goals. To date, almost all of the potential joint venture candidates with whom the Company has been engaged in negotiations have yet to make any firm commitment in the form of the cash we need to address these liabilities. They are, however, still very interested and have indicated that if we can find a creative way to resolve or contain one or both of the above referenced liabilities, then they would be willing to proceed.

The Company is continuing to aggressively pursue several alternatives for the financing necessary to complete construction of the Plaza Rosarito shopping center and resolve the $8,000,000 judgment due to Capital Trust. We believe we are making very significant progress toward a solution that will restore the liquidity of the Company, address the outstanding liabilities, and allow rapid and profitable development of both the Rosarito property and the Hills of Bajamar. It is our intention that the rewards of any such success go to the shareholders who have remained with us through this long and difficult endeavor. Although the Company is confident it will resolve this matter with Capital Trust and retain participation in these properties, we are required to point out that there can be no assurances that it will be successful in its efforts

ITEM 7.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     TRI-NATIONAL DEVELOPMENT CORP.

                                                                     PAGE
                                                                     ----

Report of Don Harrison, CPA  - Independent Auditor . . . . . . . . . . 25
Consolidated Balance Sheets as of April 30, 2001 and 2000. . . . . . . 26
Consolidated Statements of Operations for year ended April 30, 2001. . 27 Consolidated Statements of Cash Flows for year ended April 30, 2001. . 28
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . 29

                      INDEPENDENT AUDITOR'S REPORT
                      ----------------------------



I have audited the accompanying balance sheets of Tri-National Development Corp. as of April 30, 2000 and 2001, and the related statements of income, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 22 to the financial statements, the Company has suffered major losses from operations and has an excessive net working capital that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 22. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In my opinion, except for the going concern uncertainty discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Tri-National Development Corporation as of April 30, 2000 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ DON HARRISON
Don Harrison
A CPA

August 14, 2001

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED  BALANCE SHEETS

                                                     April 30, 01        April 30, 00
ASSETS:                                              ------------        ------------
-------
Current  assets:
----------------
Cash in banks                                        $      8,969        $     81,294
Accounts receivable, net                                  352,665           1,715,844
Citizens Business Bank Judgment Receivable (Note 2)                         6,092,065
                                                     ------------        ------------
    Total current assets                                  361,634           7,889,202
                                                     ------------        ------------

Investments:
------------
NetRom, Inc. convertible preferred stock (Note 3)                           1,292,794
Taig convertible preferred stock (Note 4)               1,150,000           3,000,000
MRI medical diagnostics, Inc. (Note 5)                                         18,185
Hills of bajamar (Note 6)                               4,951,195           4,219,577
Plaza resort timeshares (Note 7)                       14,648,501          14,645,085
Assisted living-Youngtown (Note 8)                                         16,999,119
Assisted living-Other Locations in process (Note 9)       579,974           2,450,516
Plaza rosarito (Note 10)                               11,472,349          11,883,398
Portal del mar condominiums (Note 11)                   1,645,122           1,484,232
Hall of fame fitness center (Note 12)                                          50,708
Alpine Gardens East (13)                                2,373,923           4,295,270
El Mirador Center (14)                                     50,000                   -
International health network (Note 15)                     17,334              17,334
                                                     ------------        ------------
    Total investments                                  36,888,399          60,356,219
                                                     ------------        ------------

Other assets:
-------------
Cash in banks - Restricted (16)                           114,692           5,126,879
Capitalized equipment lease                                     -             408,264
Property, furniture, and equipment, net                         -               3,169
Other Assets                                                                   34,654
                                                     ------------        ------------
    Total other assets                                    114,692           5,572,965

                                                     ------------        ------------
    Total Assets                                     $ 37,364,725        $ 73,818,387
                                                     ============        ============

Liabilities and stockholders' equity:
-------------------------------------
Current liabilities:
--------------------
Accounts payable and accrued liabilities             $  4,703,837        $  2,300,319
Citizens Business Bank Judgment expenses (Note 2)               -           3,171,838
Loans payable-short term-1 year or less (Note 17)      21,357,469          33,686,763
                                                     ------------        ------------
    Total current liabilities                          26,061,306          39,158,920


Deferred revenue                                                -           4,502,035
Notes payable-net of current portion (Note 18)          9,079,055          20,796,075
                                                     ------------        ------------
    Total Liabilities                                  35,140,361          64,457,030
                                                     ------------        ------------

Stockholders' equity:
---------------------
Common stock                                           16,648,437          13,814,089
Paid in Capital                                                             1,431,142
Convertible preferred stock                                                         -
Accumulated deficit (Note 19)                         (14,424,073)         (5,883,874)
                                                     ------------        ------------
    Total stockholders' equity                          2,224,364           9,361,357
                                                     ------------        ------------

Total Liabilities and Stockholders' Equity           $ 37,364,725        $ 73,818,387
                                                     ============        ============

See accompanying notes.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND CHANGES IN RETAINED EARNINGS


                                                                Year Ended
                                                      --------------------------------
                                                      April 30, 01        April 30, 00
                                                      ------------        ------------
Revenues:
---------

  Revenues                                           $     12,060        $    194,579
                                                     ------------        ------------

Operating Expenses:
-------------------

  Corporate note expense (Excluding interest)              (7,056)          2,271,959
  Consulting fees                                         286,608             317,875
  Sales and marketing                                      94,428             478,011
  Legal, accounting and insurance                         153,634             248,696
  Interest expense                                      1,421,645           1,298,806
  General and administrative                              783,421           1,571,391
                                                     ------------        ------------
    Total operating expenses                            2,732,680           6,186,738

                                                     ------------        ------------
Loss from Operations                                   (2,720,620)         (5,992,159)

Other Expenses and Losses
-------------------------
  Write-down of Investments                            (3,560,660)           (112,252)
  Write-down of Marketable Securities                  (1,310,979)                  -
  Judgment Losses                                        (947,940)
  Loss on sale of securities                                    -          (1,251,978)
                                                     ------------        ------------

Loss before taxes                                      (8,540,199)         (7,356,388)

less:income tax                                                 -                   -

Extraordinary items - net of tax                                -           7,889,017

                                                     ------------        ------------
Net income (loss)                                      (8,540,199)            532,629

Accumulated Deficit, beginning                         (5,883,874)         (6,416,502)

                                                     ------------        ------------
Accumulated Deficit, ending                          $(14,424,073)       $ (5,883,874)
                                                     ============        ============

Earnings (Loss) per share-fully diluted              $     (0.205)       $      0.015

Earnings per share-fully diluted
 (Extraordinary item)                                $          -        $       0.23



See accompanying notes.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Year Ended
                                                      --------------------------------
                                                      April 30, 01        April 30, 00
                                                      ------------        ------------
Cash flows from operating activities
------------------------------------
  Net cash loss from operations                      $ (2,225,652)       $ (3,449,062)
  Accounts receivable                                     147,500             111,875
  Accounts Payable                                              -             (22,597)
                                                     ------------        ------------
      Net cash from operating activities               (2,078,152)         (3,359,784)
                                                     ------------        ------------

Cash flows from Investing activities
------------------------------------
  Furniture and Equipment                                                      25,687
  Alpine Gardens East                                    (365,954)             (5,669)
  MRI Medical Diagnostics                                  18,184               6,453
  Assisted Living-Youngtown                                     -          (4,862,054)
  Assisted Living-Other Projects                        1,942,898          (1,933,095)
  NetRom Convertible Preferred Stock                            -             455,228
  Hills of Bajamar                                       (708,852)            (51,234)
  Plaza Rosarito                                         (436,649)         (8,546,694)
  Portal Del Mar                                                -          (1,384,232)
  Hall of Fame Fitness Center Building                          -                (150)
  International Health Network                                  -               1,166
  Capitalized equipment lease                                   -             (70,810)
  Plaza Resort Timeshares                                  (3,416)         (1,290,541)
  El Mirador                                              (50,000)
  Restricted cash - build out of Youngtown                      -          (5,126,879)
  Other Assets                                            (85,830)            (11,888)
                                                     ------------        ------------
      Net Cash used by investing activities               310,381         (22,794,712)
                                                     ------------        ------------

Cash flows from financing activities
------------------------------------
  Notes and Loans Payable                                (538,402)         25,682,124
  Common Stock Private Placements & Warrants            2,233,848              92,643
                                                     ------------        ------------
      Net Cash provided by financing activities         1,695,446          25,774,767
                                                     ------------        ------------


      Net increase (decrease) in cash                     (72,325)           (379,729)
      Cash at beginning of period                          81,294             461,023
                                                     ------------        ------------
      Cash at end of period                          $      8,969        $     81,294
                                                     ============        ============







See accompanying notes.

                     TRI-NATIONAL DEVELOPMENT CORP.
                    NOTES TO THE FINANCIAL STATEMENTS
              FOR THE YEAR ENDING APRIL 30, 2001 (Audited)


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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Greater San Diego Imaging Center, a 100% owned subsidiary, Tri-National Holdings, S.A. de C.V., a 60% owned subsidiary, Planificacion Desarrollos de Jayay, SA de CV, a 100% owned subsidiary, Inmobilaria Plaza Baja California, S.A., a 100% owned subsidiary, and Alpine Gardens East, Inc., a 51% owned subsidiary. All material intercompany accounts and transactions have been eliminated in the consolidation.

EARNINGS PER SHARE

Primary earnings per share have been computed based on the weighted average number of shares and equivalent shares outstanding during each period. The dilutive effect of stock options and warrants has been considered in the computation of equivalent shares and is included from the respective dates of issuance.

The fully diluted computation is based on the number of shares for the year ending April 30, 2000 and 2001. The computation contemplates the dilutive effects of common stock equivalent shares as well as conversion of the convertible preferred stock.

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

The bank filed its appeal on June 16, 1999 and we filed our answer to their appeal September 16 1999, with oral arguments held on September 6, 2000. The Appellate Court came back with a recommendation for a retrial based on
inconsistent verdicts in the first trial.   This gave Tri-National the
right to cross appeal.   However, we decided not to exercise this right on
the basis of the additional damages we believe we could show in the second trial that were not permitted in the first trial. Currently, the court has ordered the case to arbitration prior to scheduling the second trial. Due to uncertainty of arbitration and the outcome of the second trial, the Company has written off the original judgment.

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

In April of 1999, the Company converted the 1,000,000 shares of Netrom, Inc. preferred shares to 2,320,345 shares of restricted common shares and released for sale shares within the volume limitations pursuant to Rule
144. As of April 30, 2001, the Company has sold 1,820,345 shares at an average price of approximately $.30. Current NetRom, Inc. management is in the process of renegotiating this contract.

NOTE 4. VIPER NETWORKS, INC. (FORMERLY TAIG VENTURES, INC.) PREFERRED CONVERTIBLE STOCK

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

On November 15, 2000, Taig Ventures, Inc. executed a definitive Securities Purchase Agreement and Plan of Reorganization (the "Purchase Agreement") pursuant to which Taig Ventures, Inc., acquired 100% of the outstanding common shares of Viper Networks, Inc. ("VIPER-CA"), a California corporation, in exchange for 36,000,000 common shares of Taig Ventures, Inc..

The acquisition was effected through a Plan of Reorganization (the "Reorganization"), with Viper Networks, Inc. as the surviving corporation. Upon consummation of the Purchase Agreement, Reorganization and approval by the shareholders and the Board of Directors of Taig Ventures, Inc. at an Extraordinary Meeting of the Shareholders held December 29, 2000, (1) the name of the Company was changed to Viper Networks, Inc., leaving VIPER-CA, as a wholly-owned subsidiary and (2) a reverse split of the common stock was effected on a 1 for 12 basis. The preferred shares were not affected by the reverse split of the common stock.

The Company is confident Viper Networks, Inc. will complete its filings with the U.S. Securities and Exchange Commission and make application to the NASD or another stock exchange for the public trading of their common stock, there can be no assurances that they will be successful in their efforts. As such, the Company has reduced the value of the preferred stock on its balance sheet from $3,000,000 to $1,150,000.

NOTE 5.   MRI MEDICAL DIAGNOSTICS, INC.

In 1992 the Company sold its wholly owned subsidiary, MRI Medical Diagnostics Inc., a California corporation to Petro-Global, Inc., a Colorado publicly traded corporation. In return, the Company received 6,000,000 restricted common shares of the purchaser, Petro-Global, Inc., plus certain mineral properties and leases. In 1992, the mineral properties were written down to a nil value in the records and the name was changed from Petro-Global, Inc. to MRI Medical Diagnostics, Inc.(MRI-Med). MRI-Med filed for Chapter 11 bankruptcy protection in July 1993 in conjunction with the Chino Valley Bank action (see Note 2). After dividends in kind totaling 2,000,000 shares in 1992 and 1993 to TND shareholders, and due to uncertainty in the underlying value of the remaining 4,000,000 MRI-Med shares held by the Company, the carrying cost of these shares was written-off in 1994. Tri-National Development Corp. filed a reorganization plan on behalf of MRI-Med in August 1995 and, in settlement of the litigation described in Note (2), the Company received 5,900,000 shares of MRI-Med at a deemed value of $0.50 per share, ordered by the U.S. Federal Bankruptcy Court, plus 1,400,000 shares for reimbursement of current expenses. In July of 1997, MRI-Med recapitalized on a 1 for 5 basis. The investment is recorded in the books at a cost of $496,994. The Company declared and paid a stock dividend of 750,000 shares of MRI-Med to TND shareholders of record August 31, 1997 and declared a second stock dividend of an additional 750,000 to TND shareholders of record January 27, 1998. After the stock dividends paid to TND shareholders in 1992, 1993, 1997 and 1998, and shares sold to finance the reorganization, the Company retained approximately 415,000 post-split shares of MRI-Med. In September 2000, MRI-Med completed a reverse merger with HomeZipr, Inc., a Delaware corporation, specializing in providing residential mortgages. MRI-Med subsequently completed a name change to HomeZipr, Inc. and recapitalized its common stock on a 1 for 18 basis. HomeZipr, Inc. now trades on the NASDAQ OTC BB under the symbol, "HZPR".

NOTE 6.   REAL ESTATE DEVELOPMENT PROPERTY: HILLS OF BAJAMAR

The Hills of Bajamar property is a 2,500-acre parcel located in the Municipality of Ensenada, on the Pacific Ocean side of Baja California, Mexico, roughly 50 miles south of San Diego, California. The purchase contract completed in 1992 through the Company's wholly-owned Mexican subsidiary, Planificacion Desarollos de Jatay, S.A. de C.V. ("Planificacion"), provides for an overall purchase price of $6,000,000 for
the 2,500 acres ($2,400 per acre or $.60 per sq. meter).   The property is
being purchased on a gradual basis in 247-acre increments at $600,000 apiece. In September 1998, the Company, in accordance with its contract, had taken title to its second 247-acre parcel and in September 2000, in accordance with its contract, the Company had taken title to its third 247-acre parcel. This last 247-acre parcel gives the Company title to a total of approximately 750 acres with construction rights to all 2,500 acres and places the unpaid balance of roughly 1,750 acres in trust with Banco Ixe. Title to additional acres will be released to the Company as annual payments are made to the seller. In the event the Company is unable to make its scheduled annual payments, the Company maintains ownership of any the property already paid for, while the unpaid property in trust is subject to cancellation and the property will be subject to refinancing under which the Company may be required to pay a significantly higher price per acre. Balance owing on the remaining 1,750 acres is $4,200,000 at $600,000 annually with no interest until 2003.

NOTE 7.   PLAZAS RESORT TIMESHARES AND COMMERCIAL PROPERTY

In December of 1996, the Company entered into an acquisition agreement with Valcas Internacional, S.A., to acquire 100% of the stock of Inmobilaria Plaza Baja California, S.A., a Mexican corporation, including its existing assets, which include 16+ developed acres of ocean front land within the Bajamar resort with plans for 328 vacation ownership (timeshare) units for $13,079,055, payable with notes for $9,079,055 and 1,000,000 Class B Series B Convertible Preferred shares with a value of $4.00 per share(See "NOTES PAYABLE"). During the Company's year end April 30, 2000, the Company paid $200,000 additional as it modified the original contract and converted the Class B Series B Preferred shares to common.

NOTE 8.   ALPINE GARDENS EAST, INC.

Alpine Gardens East, Inc. ("AGE") is a Nevada corporation created to acquire and develop senior and assisted living facilities primarily in the S.W. United States. In January of 1998, the Company acquired 51% of this corporation for a combination of $270,500 in cash and 864,500 shares of Class B Series B preferred stock. The Class B Series B preferred stock was converted to 864,500 common shares during year end April 30, 2000. AGE facilities are expected to combine housing, minimum health care and personal support for elderly residents who need assistance with certain activities of daily living, without the need of a complete nursing facility. The Company has reduced the value of this investment to $2,373,823, as it no longer maintains a majority interest in the Youngtown Gardens (See Note 9).

NOTE 9.   ASSISTED LIVING - YOUNGTOWN

In June of 1998, AGE closed on a 5.5 acre developed parcel to build its first independent and assisted living project, known as Youngtown Gardens, in Youngtown, Arizona, just north of Phoenix and adjacent to Sun City. In July of 1999, a formal ground breaking took place with the Mayor of Youngtown and the Company for the recently finished construction on two models. The project was completed with a $10,500,000 construction loan from Vestin Mortgage (formerly Del Mar Mortgage). This facility includes 40 two-bedroom units, 50 one-bedroom units and 36 units reserved for Alzheimer and Dementia residents.

To reduce its liability during the fourth quarter ending April 30, 2001, the Company successfully completed an assignment of the $13,000,000 construction loan and accrued interest and penalties to its minority partner in this project in exchange for a reduced participation of 20% of the future net profits after debt service

NOTE 10.  ASSISTED LIVING - OTHER LOCATIONS IN PROCESS

In October of 1998, the Company entered into a purchase agreement to acquire 3.66 acres of undeveloped property overlooking the Pacific Ocean in Carlsbad, California for $2,900,000, with a $125,000 down payment. The Company, through its majority owned subsidiary, Alpine Gardens East, planned to develop and operate this assisted living facility, with an Alzheimer's care component. As of April 30, 2001, the Company had paid a total of $125,000 in connection with this investment, prior to forgoing its rights to complete the acquisition due to limited available funds.

In November of 1999, the Company, through a joint venture agreement, closed and completed escrow to acquire a fully-zoned 22-acre parcel of real property with plans, located in Temecula, California for $4,300,000 for a combination of cash and notes. During the fourth quarter ending April 30, 2001, the joint venture filed for Chapter 11 Reorganization to receive the time required to close on the necessary financing to pay off the bridge loan provide the construction financing. The joint venture has plans to develop a fully-inclusive senior community that will offer medical facilities, Alzheimer's and dementia care, independent and assisted living and senior single family housing. The joint venture named this project, The Arbors at Temecula, and plans to start construction in late- 2001.

In April of 1999, the Company acquired 2.39 acres of undeveloped land in San Marcos, California for $800,000 (See "Legal Proceedings"). The Company plans to develop a 60-unit Alzheimer's care facility.

NOTE 11.  PLAZA ROSARITO

On November 20, 1998, Tri-National Holdings, S.A. de C.V., a Mexican subsidiary, which is a 50/50 after cost of money joint ventrue with Bersain Guttierrez Zenteno, a Mexican national, purchased the Plaza
San Fernando from Banco Bital with a $1 million cash down payment.
In July of 1999, Capital Trust Inc. of New York provided the remaining $8 million necessary to close and complete the escrow.
In March of 2001, the Company received a 60-day forbearance from Capital Trust, Inc. for the repayment of the $8 million and has subsequently defaulted (See "LEGAL PROCEEDINGS"). Plaza San Fernando's appraised value is in excess of $23 million. Fonatur, the tourism arm of the Mexican government, has approved a $38 million loan for the construction of a hotel and convention center on a portion of the property. The Company intends to joint venture this component with a major U.S. hotel operator.

The Company has renamed this property, Plaza Rosarito. It is located in the heart of Rosarito Beach in Baja California, Mexico, minutes from the 20th Century fox film studio where "Titanic" was filmed and down the street from the famous Rosarito Beach Hotel. Plaza Rosarito includes 15 acres of undeveloped oceanfront land zoned for the 450-room hotel and convention center, 18 acres of developed land, including 187,500 square feet of existing steel, concrete and marble commercial space, 42 developed residential lots and a 80% complete 36-unit condominium complex. The Company plans to sell the 30 condominiums at $100,000 each with a 20% down payment and the balance at 11% over 10 years. The Company's initial plans are to sell the 32 residential lots at approximately $30,000 each with a 20% down payment and the balance at 11% over 10 years. The Company has initial plans and will start to execute multi-year, triple- net leases from established preliminary commitments for approximately 100,000 square feet of the existing commercial property at up to $2.00 per square foot per month from U.S. and Mexican retail operations, consistent with comparable lease rates in the area, which upon full lease up should generate in excess of $4 million annually and become one of the most significant shopping centers in Baja California. The Company has already received letters of interest for roughly 60% of the 187,500 square foot shopping center. Additionally, the Company received approval to sell the commercial space as condominiums at up to $200 per square foot, with a 30% down payment and the balance at 14% over 5 years. This allows the Company an additional exit vehicle if desired and an alternative to leasing. The down payments would be deposited into an escrow account, until the Company completes approximately $1,500,000 in improvements, of which approximately $800,000 has already been completed. Upon full sell out, the projected gross revenues generated from the property could be in excess of $35 million, with down payments over $11 million and annual mortgage payments of roughly $5 million.

NOTE 12.  PORTAL DEL MAR CONDOMINIUMS

In February of 1999, the Company, through a Mexican subsidiary, signed purchase agreements and provided the $500,000 down payment to acquire Portal Del Mar for $1,250,000. Portal Del Mar is a 123-unit, 2 and 3-bedroom condominium development on 6 acres overlooking the Pacific Ocean in Baja California, Mexico, just south of Rosarito Beach. The 126 ocean view condominiums are in various stages of completion, with approximately 46 completed. The Company is seeking a financing commitment for $7.5 million to complete the remaining 80 units, add a clubhouse, 3 tennis courts, 2 pools and a spa with beach access and palapas. Each condo completed is intended to include an oversize terrace with ocean views. Comparable condominiums located across the road are selling in the $250,000 range.
The Company arranged financing for the remaining $750,000 of acquisition cost and closed escrow on this property in June of 1999 and intends to initially operate this property as a hotel and eventually begin timeshare sales in late 2001. In March of 2001, the lender that provided the remaining $750,000 to close escrow, converted their loan to a 33 1/3% equity position in the project.

The Company expects to start timeshare sales at $5,000 per week with a $1,500 down payment and the balance at 12% over 7 years. Upon full sell out of the 6,222 weeks at an average price of $5,000, the projected gross revenues would exceed $31 million with down payments of $9 million and annual mortgage payments of approximately $2.5 million.

NOTE 13.  HALL OF FAME FITNESS CENTER

In February of 1999, the Company, through a Mexican subsidiary, signed purchase agreements and provided a non-refundable $50,000 down payment to acquire the former Banco Atlantico building for $950,000. The former Banco Atlantico building is a 20,000 square foot, 2-story commercial building in the heart of the banking district in Tijuana, Mexico. With a primary focus over the last year of restructuring the $8 million loan with Capital Trust, the Company was unable to provide the necessary funds to close this escrow and has subsequently written off the down payment.

NOTE 14.  EL MIRADOR

During the year ended April 30, 2001, the Company signed agreements to acquire a 20,000 square foot commercial building situated a 6-acre parcel on a bluff 1,000 feet above sea level overlooking the Pacific Ocean with some of the most dramatic views in Baja California, for a total purchase price of $450,000. Mirador is located directly south of the Bajamar Ocean Front Hotel and Golf Resort and adjacent to the south rim of the Company's Hills of Bajamar property. The Company plans to utilize the commercial space as a sales office for the Vinas de Bajamar residential lots, with long-term plans to develop a 100-room hotel.

NOTE 15.  INTERNATIONAL HEALTH NETWORKS, INC.

International Health Networks, (IHN) is Nevada corporation and a majority-owned non-active of the Company. IHN is intended to be a multitude of U.S. medical services designed for Mexico that the Company has envisioned for the past several years as the magnet for attracting the retiree market in Baja California, Mexico.

The primary focus for IHN will be a planned medical campus, to be built on Hills of Bajamar property. The medical campus was originally conceived for by IHN in 1997 and called for 150 acres at the south end of the property. The Company would retain the construction rights to build all required facilities on the combined 250 acres and maintain a property management contract. The campus would include an acute care hospital associated with a recognized U.S. medical provider, a medical school complete with dormitories, class rooms and auditorium, medical exhibition center, R & D facilities for pharmaceutical industry and facilities for long-term care combined with anti-aging and wellness programs. This campus would be important not only to the region, but to the Company's desire to create a retirement mecca on its properties.

NOTE 16.  CASH IN BANKS - RESTRICTED

The restricted cash in banks is funds left over from the $8 million loan from Capital Trust, Inc. that the Company did not have signature authority. The funds have since been recovered by the receiver (See "LEGAL
PROCEEDINGS").

NOTE 17.  LOANS PAYABLE SHORT-TERM

The Company has made private offerings of its securities, including its common stock and nine-month corporate notes ("Notes"), in reliance on exemptions from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The Company became the subject of a cease and desist order issued by the Wisconsin Securities Division, based on sales of its Notes to Wisconsin residents. The nine-month promissory note program was brought to the Company by the investment banking firm, Johnson, Richards & Company, Inc., and the Company relied on representations made by that firm that a federal exemption was available under the right terms and conditions. With the proceeds being used for specific projects etc., the Notes were considered commercial paper and exempt from securities registration. Although the Company believes it properly met the criteria for exemption, because it used the proceeds to acquire real estate and is arguing that the sales met the requirements of the Wisconsin private offering exemption, it has paid off all of the Notes due in Wisconsin. The Company has also agreed to a voluntary cease and desist order in California and North Carolina with respect to sales of those same Notes in that state. The California Department of Corporations and the North Carolina Department of Corporations both required the Company to offer rescission to investors in that offering and all California and North Carolina investors accepted that rescission offer. This requires the Company to repay all California and North Carolina investors their principal only, which the Company has already started paying. The California order does not prohibit future exempt or qualified sales of the Company's securities in California.

Additionally, the Louisiana Commissioner of Securities and Connecticut Department of Banking are currently examining the sales of the Notes to its residents. In the event that it is found that the sales did not meet the requirements of applicable exemptions from registration, it is the position that the Company must refund all investments in the Notes to Louisiana and Connecticut purchasers. The Company issued approximately $1,500,000 in Notes to Louisiana investors. The Company has already started to pay off Notes due in

Louisiana and intends to meet the balance of the refund obligation with a combination of revenues generated by Plaza Rosarito, equity and/or debt financing and the leveraging of portions of its real estate portfolio. There can be no absolute assurance, however, that the violations will in fact be cured in this manner and therefore it is possible that further remedial action may be required.

Because the Company has relied on federal and state exemptions for placement of its Notes, other states may find that the Company did not comply with the various blue sky exemptions. The consequences of any such violations may vary from state to state, but could include the requirement that the Company rescind some or all of the sales in such states at the request of the affected subscribers and prepare formal registration statements and/or other documentation at the request of the securities regulators. Additionally, the Company and/or its officers may be subject to civil and/or criminal fines or penalties including, but not limited to, a sanction with regard to the Company's ability to make any public offering in the future. It is believed that the Company can continue its operations through its development of cash and revenues from its ongoing operations despite the rescission offer in California and potential refund to Louisiana investors.

Short-term notes payable at April 30, 2001, consisted of the following:

    Corporate Notes payable
       9-month notes, interest at 10%,
       currently due                            $11,294,331

    Note payable to Capital Trust
       Guaranteed by 3 officers and
       Directors and a first trust deed on
       Plaza Rosarito, interest at 12%
       due November 21, 2001                      8,432,183

    Notes payable, short term
       interest at 10%, due January 31, 2001      1,630,955
                                                -----------

TOTAL                                           $21,357,469
                                                ===========

NOTE 18. LONG-TERM NOTES PAYABLE

Long-term notes payable at April 30, 2001, consisted of the following:

    Note payable and cash payable to
       DUBSCA upon closing of vacation
       ownership (timeshare) project            $ 9,079,055
                                                -----------

TOTAL                                           $ 9,079,055
                                                ===========

NOTE 20.  PROPERTY, FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                                April 30, 2001
                                                --------------


     Furniture and equipment                    $33,080
     Less accumulated depreciation              (33,080)
                                                --------
                                                $      0
                                                ========

NOTE 21.  LEASES

The Company leases one office facility in San Diego, California and one in Ensenada, Baja California under operating leases which expire in 2001 and the year 2002, respectively. The leases generally require the Company to pay all maintenance, insurance and property taxes and are subject to certain minimum escalation provisions. The Company also leases autos, equipment and computers.

Future minimum operating lease payments as of April 30, 2001 are as follows:

     2001                                       $210,700
     2002                                        252,840
                                                --------
                                                $463,540
                                                ========

NOTE 22.  GOING CONCERN

We require significant additional capital to restructure the Company's existing debt, build out and operate planned properties and for general working capital needs. Most critically, the $8,300,000 judgment held against the Company and several of its officers and directors by Capital Trust, Inc. and the $12,000,000 in nine-month corporate notes must both be restructured. We also require additional capital to invest in any new opportunities. Capital markets have recently been volatile and uncertain. These markets may not improve, and we may not be able to access these markets to raise additional capital. If we fail to obtain required new financing, the failure would have a materially adverse effect on our business and our financial condition. For example, if we are unable to access capital markets, we may have to restrict our activities or sell our interests, or in one or more of our subsidiaries or other ventures earlier than planned or at a "distressed sale" price.

The Company experienced net losses of approximately $8,540,199 in the year ended April 30, 2001, net income of $532,629 in the year ended April 30, 2000 and a net loss of $2,906,671 for the year ended April 30, 1999.
Losses are likely to be significant for at least the next year to possibly two years as we restructure our debt and continue to invest additional funds into existing projects to bring them to cash flow, as well as investing in new projects. We may not generate profits in the short term or at all. If we fail to achieve profitability, that failure could have a negative effect on the market value of our common stock.

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

                                    POSITIONS HELD
NAME                    AGE         WITH THE CORPORATION               SINCE
----                    ---         ---------------------              -----
Michael A. Sunstein     59          Director, CEO &                    1989
                                    President
Gilbert Fuentes         69          Chief Financial Officer            1996
Paul G. Goss*           58          V.P. Legal Counsel, U.S.           1996
Bersain Gutierrez       44          V.P. Legal Counsel, Mexico         1998
Shane Kennedy           37          Director                           1994
Dr. Jerry Parker        64          Director and                       1996
                                    V.P. Medical Development
Jay Pasternak           44          Director                           1994
Dr. Robert Rosen        54          Director                           1989
Jason Sunstein          30          Secretary and                      1989
                                    V.P. Investor Relations
Ted Takacs              53          Director                           1994

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

JASON A. SUNSTEIN. Mr. Sunstein has been Senior Vice President and Secretary for the Company since 1989. He has been instrumental in all aspects of financing and long-term planning for Tri-National Development Corp. and its subsidiaries. He attended San Diego State University where he majored in Finance and is a licensed securities broker. He is the son of Michael Sunstein.

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

ITEM 10.  EXECUTIVE COMPENSATION

The Company has granted stock options to members of the board of directors in 1996, 1997, 1998 and 2000 outlined below. Other than these stock options, the Company does not pay compensation to its directors, nor does it maintain any pension, retirement or other arrangement. The board of directors for the Company held a total of eight (8) regular meetings during its last fiscal year. All directors attended each of the meetings via telephone conferencing. It is anticipated that in light of the recent litigation abuses the Board of Directors has been exposed to, the Company's position on this non-compensation issue may in fact addresses in the coming fiscal year.

STOCK OPTIONS GRANTED AND EXERCISED DURING THE YEAR

A total of 1,500,000 Qualified Employee Stock Options were approved pursuant to the Tri-National Development Corp. 2000 Equity Incentive Plan approved by the shareholders at the Annual Meeting of the Shareholders held on December 29, 2000. The 2000 Equity Incentive Plan expires December 29, 2010. The 1,500,000 Qualified Employee Stock Options have not yet been issued.

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
Principal                                   nsation   Award(s)  Options   Payouts    nsation
Position       Year    Salary($)  Bonus($)    ($)       ($)      (#)        ($)       ($)

-------------------------------------------------------------------------------------------
Michael        1998    $120,000   $     0   $     0   $     0         0   $     0   $     0
A.             1999    $144,000   $     0   $     0   $     0         0   $     0   $     0
Sunstein,      2000    $144,000   $     0   $     0   $     0         0   $     0   $     0
CEO &
President


Gilbert        1998    $ 60,000   $     0   $     0   $     0         0   $     0   $     0
Fuentes,       1999    $ 72,000   $     0   $     0   $     0         0   $     0   $     0
CFO &          2000    $ 84,000   $     0   $     0   $     0         0   $     0   $     0
Treasurer


Paul G.        1998    $      0   $     0   $     0   $66,000         0   $     0   $     0
Goss, V.P      1999    $ 30,000   $     0   $     0   $68,250         0   $     0   $     0
& U.S.         2000    $ 36,000   $     0   $     0   $25,000         0   $     0   $     0
Counsel


Jason A.       1998    $ 60,000   $     0   $     0   $     0         0   $     0   $     0
Sunstein,      1999    $ 72,000   $     0   $     0   $     0         0   $     0   $     0
Secretary      2000    $ 84,000   $     0   $     0   $     0         0   $     0   $     0
& V.P

(1) There are seven six directors for the fiscal year ended April 30, 2001.

(2) Norman Edwards and Douglas Morgan of the Advisory Team received minimal consulting fees during the year ended April 30, 2001.

(3) A total of 1,500,000 Qualified Employee Stock Options were approved pursuant to the Tri-National Development Corp. 2000 Equity Incentive Plan. The 1,500,000 Qualified Employee Stock Options have not yet been issued.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of April 30, 2001 (based on a total of 49,792,793 outstanding shares of Common Stock) by (1) all persons know by the Company to own beneficially more than 5% of the common stock, (II) each of the Company's Directors, (III) each of the Named Executive Officers, and
(IV) all executive officers and directors as a group. Except as otherwise indicated, the Company believes the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

NAME AND ADDRESS OF            SHARES BENEFICIALLY         PERCENTAGE
BENEFICIAL OWNER (1)                 OWNED             BENEFICIALLY OWNED
-------------------            -------------------     --------------------
Michael A. Sunstein (2)            4,663,240                 %9.4
Jason A. Sunstein (3)              2,992,430                  6.0
The A.J. Hester Group              2,000,000                  4.0
C/o Josephtal and Co.
200 Park Ave., 24th Fl.
New York, NY  10166
Jerry Parker, M.D.                 1,850,857                  3.7
Gilbert Fuentes (III)                675,000                  1.4
Paul G. Goss                         125,000                  *
Dr. Robert Rosen                     140,000                  *
Jay Pasternak                        121,287                  *
Ted Takacs                            50,000
Shane Kennedy                          1,200                  *
Advisory Team                      3,750,000                  7.5
All Directors and Officers as
  a Group                         12,619,014                  25.34
TOTAL OF ABOVE                    16,369,014                  32.90

(1) Except where otherwise noted, the address of the Company's directors and executive officers is c/o Tri-National Development Corp., 480 Camino Del Rio S., Suite 140, San Diego, California 92108.

(2)  Includes 2,000,000 held by Palomar Investements, Inc.

(3)  Includes 2,392,430 shares held by Delanorte Investments, Inc.

(4) Does not include a total of 1,500,000 Qualified Employee Stock Options that were approved pursuant to the Tri-National Development Corp. 2000 Equity Incentive Plan. The 1,500,000 Qualified Employee Stock Options have not yet been issued.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Jason Sunstein, as President of Delanorte Investments, Inc. loaned the Company $358,865 over the last two years. The loan was converted to 2,392,430 common shares during the year ended April 30, 2001.

Michael Sunstein, as President of Palomar Investments, Inc., loaned the Company $300,000 over the last two years. The loan was converted to 2,000,000 common shares during year ended April 30, 2001.

                                 PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as a part of the report:

(a) FINANCIAL STATEMENTS. The following consolidated financial statements of the Company are included in Part II, Item 7 of this report:

     Independent Auditors' Report
     Consolidated Balance Sheets as of April 30, 2001 and 2000
     Consolidated Statements of Operations for the year ended April 30, 2001 Consolidated Statements Cash Flows for the ended April 30, 2001 Consolidated Statements of Shareholders' Equity for the year ended April 30, 2001
     Notes to Consolidated Financial Statements

(b) REPORTS ON FORM 8-K. For the year end April 30, 2001, one report on Form 8-K was filed by the Company on December 12, 2000 and the Company also filed three reports on Form 8-K after the year end on May 24, 2001, May 29, 2001 and July 10, 2001 are incorporated by reference herein.

(c ) EXHIBITS.  The following exhibits are filed as a part of this report:

EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------

None.

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by this undersigned, thereunto duly authorized, in the City of San Diego, California, on this 14th day of August, 2001.

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