Form 10QSB
period 2001-07-31
TRI NATIONAL DEVELOPMENT CORP
filed 2001-09-21
CIK 1034415

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the three months ended July 31, 2001

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [x]

As of July 31, 2001, 50,702,793 shares of the registrant's common stock were outstanding. The aggregate market value of the Registrants's free-trading common stock, held by non-affiliates on September 18, 2001 was approximately $1,900,000, based on the closing price of the stock on September 18, 2001.

                     TRI-NATIONAL DEVELOPMENT CORP.
                               FORM 10-QSB
                FOR THE THREE MONTHS ENDED JULY 31, 2001



                     PART I - FINANCIAL INFORMATION

                                                                     PAGE
                                                                     ----

ITEM 1.   Financial Statements (Unaudited)



A)   Consolidated Balance Sheets as of July 31, 2000 and 2001           3

B)   Consolidated Statements of Operations for the three months
     ended July 31, 2000 and 2001                                       4

C)   Consolidated Statements of Cash Flows for the three months
     ended July 31, 2000 and 2001                                       5

D)   Notes to the Financial Statements                                  6



ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          17



                       PART II - OTHER INFORMATION



ITEM 1.   Legal Proceedings                                            20
ITEM 2.   Changes in Securities and Use of Proceeds                    23
ITEM 3.   Default of Senior Securities                                 24
ITEM 4.   Submission of Matters to a Vote of Security Holders          24
ITEM 5.   Other Information                                            24
ITEM 6.   Exhibits and Reports on Form 8-K                             24



Signatures                                                             24

                     PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS:                                               July 31, 01         July 31, 00
------                                                -----------         -----------
Current  assets:
---------------
Cash in banks                                        $    120,012        $    (15,343)
Cash in banks - Restricted                                      -           2,594,423
Accounts receivable, net                                  352,144           1,703,187
Citizens Business Bank Judgment Receivable (Note 2)             -           6,179,953
                                                     ------------        ------------
   Total current assets                                   472,155          10,462,219
                                                     ------------        ------------

Investments:
-----------
NetRom, Inc. convertible preferred stock                        -           1,292,794
Viper convertible preferred stock (Note 3)              1,150,000           3,000,000
MRI medical diagnostics, Inc.                                   -              18,185
Hills of bajamar (Note 4)                               4,955,695           4,269,810
Plaza resort timeshares (Note 5)                       14,648,501          14,645,085
Assisted living-Youngtown                                       -          15,544,880
Assisted living-Other Locations in process (Note 6)       496,580           5,194,518
Plaza rosarito (Note 7)                                11,484,429          11,996,153
Portal del mar condominiums (Note 8)                    1,685,007           1,484,232
Hall of fame fitness center                                     -              50,558
Bajamar Airport                                                 -              22,766
Alpine Gardens East (9)                                 2,343,923           4,297,005
El Mirador Center                                          50,000
International health network                               17,334              17,334
                                                     ------------        ------------
   Total investments                                   36,831,470          61,833,320
                                                     ------------        ------------

Other assets:
------------
Capitalized equipment lease                                     -             441,300
Property, furniture, and equipment, net                         -               3,169
Other Assets                                                    -              20,988
                                                     ------------        ------------
   Total other assets                                           -             465,456

                                                     ------------        ------------
   Total Assets                                      $ 37,303,625        $ 72,760,995
                                                     ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
------------------------------------
Current liabilities:
-------------------
Accounts payable and accrued liabilities             $  4,921,403        $  2,622,365
Citizens Business Bank Judgment expenses (Note 2)               -           3,216,481
Loans payable-short term-1 year or less (Note 10)      21,401,468          31,892,828
                                                     ------------        ------------
   Total current liabilities                           26,322,871          37,731,675

Deferred revenue                                                -           4,545,279
Notes payable-net of current portion (Note 11)          9,092,581          21,260,852
                                                     ------------        ------------
   Total Liabilities                                   35,415,452          63,537,806
                                                     ------------        ------------

Stockholders' equity:
--------------------
Common stock                                           16,677,159          14,573,449
Paid in Capital                                                 -           1,431,142
Convertible preferred stock                                     -                   -
Accumulated deficit (Note 12)                         (14,788,986)         (6,781,402)
                                                     ------------        ------------
   Total stockholders' equity                           1,888,173           9,223,189
                                                     ------------        ------------

Total Liabilities and Stockholders' Equity           $ 37,303,625        $ 72,760,995
                                                     ============        ============

See accompanying notes.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND CHANGES IN RETAINED EARNINGS

                                                               Period Ending
                                                       -----------------------------
                                                       31-Jul-01           31-Jul-00
                                                       ---------           ---------
REVENUES:
--------

  Revenues                                           $          -        $     11,148
                                                     ------------        ------------


OPERATING EXPENSES:
------------------

  Corporate note expense (Excluding interest)                   -             206,041
  Consulting fees                                          53,251             399,449
  Sales and marketing                                      (4,285)                440
  Legal, accounting and insurance                           7,272              36,944
  Interest expense                                          8,652              16,035
  General and administrative                              330,496             249,781
                                                     ------------        ------------
   Total operating expenses                               395,386             908,690

                                                     ------------        ------------
Loss from Operations                                     (395,386)           (897,542)

OTHER EXPENSES AND LOSSES
-------------------------

  Write-down of investments                                     -                   -
  Gain or (loss) on debt settlement                         7,965                   -
                                                     ------------        ------------

Loss before taxes                                        (387,421)           (897,542)

less: income tax

                                                     ------------        ------------
Net income (loss)                                        (387,421)           (897,542)

Retained earnings, beginning                                    -          (5,883,859)

Retained earnings, ending                            $   (387,421)       $ (6,781,401)
                                                     ============        ============


Earnings per share-fully diluted                     $     (0.008)       $     (0.028)











See accompanying notes.

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                              Quarters Ending
                                                       -----------------------------
                                                       31-Jul-01           31-Jul-00
                                                       ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
  Net cash loss from operations                      $   (103,838)       $   (202,982)
  Accounts receivable-Trade                                   521              12,657
  Accounts Payable-Trade                                        -                   -
                                                     ------------        ------------
   Net cash flows from operating activities              (103,317)           (190,325)
                                                     ------------        ------------

CASH FLOWS FROM INVESTMENT ACTIVITIES
-------------------------------------
  Furniture and Equipment                                       -                   -
  Alpine Gardens East                                           -                   -
  MRI Medical Diagnostics                                       -              (1,735)
  Assisted Living-Youngtown                                     -            (295,761)
  Assisted Living-Other Projects                                -          (2,744,002)
  Hills of Bajamar                                         (4,500)            (50,233)
  Plaza Rosarito                                          (12,080)           (121,755)
  Portal Del Mar                                                -                   -
  Hall of Fame Fitness Center Building                          -                 150
  International Health Network                                  -                   -
  Bajamar Las Perlas Condominiums                               -                   -
  Plaza Resort Timeshares                                       -                   -
  Other Assets                                                  -                (100)
                                                     ------------        ------------
   Net cash flows from investment activities              (16,580)         (3,213,436)
                                                     ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Notes and Loans Payable                                  87,525             387,808
  Common Stock Private Placements & Warrants               28,723             386,860
                                                     ------------        ------------
   Net cash flows from financing activities               116,248             774,668
                                                     ------------        ------------

      Net increase (decrease) in cash                      (3,649)         (2,629,093)
      Cash at beginning of period                         123,661           5,208,173
                                                     ------------        ------------
      Cash at end of period                          $    120,012        $  2,579,080
                                                     ============        ============

See accompanying notes.

                     TRI-NATIONAL DEVELOPMENT CORP.
                    NOTES TO THE FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED JULY 31, 2001 (Unaudited)


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

The fully diluted computation is based on the number of shares for the three months ended July 31, 2000 and 2001. The computation contemplates the dilutive effects of common stock equivalent shares as well as conversion of the convertible preferred stock.

Since the date of issuance of the warrants and options, both primary and fully diluted earnings per share computations limit the assumption of the repurchase of treasury shares to a maximum of 20% of the outstanding shares of the Company.

In prior quarters, the Company had inadvertently included common stock issued as collateral for loans in the total issued and outstanding. In the current quarter, the Company has made the proper calculations and deducted common shares issued as collateral from the total issued and outstanding.

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

In April of 1999, the Company converted the 1,000,000 shares of Netrom, Inc. preferred shares to 2,320,345 shares of restricted common shares and released for sale shares within the volume limitations pursuant to Rule
144. As of July 31, 2001, the Company has sold 1,820,345 shares at an average price of approximately $.30. Current NetRom, Inc. management is in the process of renegotiating this contract.

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

In June of 2001, the 3,000,000 shares of preferred stock were converted to 400,000 shares of common stock. The Company is confident Viper Networks, Inc. will complete its filings with the U.S. Securities and Exchange Commission and make application to the NASD or another stock exchange for the public trading of their common stock, there can be no assurances that they will be successful in their efforts. As such, the Company has reduced the value of the stock on its balance sheet from $3,000,000 to $1,150,000.

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

Short-term notes payable at July 31, 2001, consisted of the following:

    Corporate Notes payable
       9-month notes, interest at 10%,
       currently due                              $11,294,331

    Note payable to Capital Trust
       Guaranteed by 3 officers and
       Directors and a first trust deed on
       Plaza Rosarito, interest at 12%
       due November 21, 2001                        8,432,183

    Notes payable, short term
       interest at 10%, due July 31, 2001           1,655,056
                                                  -----------

TOTAL                                             $21,401,468
                                                  ===========

NOTE 18. LONG-TERM NOTES PAYABLE

Long-term notes payable at July 31, 2001, consisted of the following:

    Note payable and cash payable to
       DUBSCA upon closing of vacation
       ownership (timeshare) project              $ 9,079,055
                                                  -----------

TOTAL                                             $ 9,079,055
                                                  ===========

NOTE 20.  PROPERTY, FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                                  July 31, 2001
                                                  -------------


     Furniture and equipment                      $    33,080
     Less accumulated depreciation                    (33,080)
                                                  -----------
                                                  $         0
                                                  ===========

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

Future minimum operating lease payments as of July 31, 2001 are as follows:

     2001                                         $   210,700
     2002                                             252,840
                                                  -----------
                                                  $   463,540
                                                  ===========

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

The Company experienced net losses of approximately $8,540,199 in the year ended April 30, 2001, net loss of $387,421 in the three months ended July 31, 2001 and a net loss of $897,542 for the three months ended July 31, 2000. Losses are likely to be significant for at least the next year to possibly two years as we restructure our debt and continue to invest additional funds into existing projects to bring them to cash flow, as well as investing in new projects. We may not generate profits in the short term or at all. If we fail to achieve profitability, that failure could have a negative effect on the market value of our common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The Company was organized to create and realize value by identifying and making opportunistic real estate investments through the direct acquisition, rehabilitation, development, financing and management of real properties and/or participation in these activities through the purchase of debt instruments or equity interests of entities engaged in such real estate business. The Company's business strategy is to maximize shareholder value, focusing on three priorities: growth, profitability and liquidity through both domestic and international real estate investments. The Company's primary source of equity financing has been through private placement of its securities, including short-term corporate notes ("Notes"). As of July 31, 2001, the Company had roughly $12,000,000 outstanding pursuant to private placement offerings of its Notes, which are all now due. The Company intends to repay the principal and interest with cash flow generated from operations, property specific mortgages and additional private placements of its securities.

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 2001 Compared to Three Months Ended July 31, 2000. During the three months ended July 31, 2001, the Company had a net loss of $387,421 or $(0.008) per share compared to net loss of $897,542 or $(.028) per share for the same period ended July 31, 2000. This decrease in net loss is attributable to cessation of the Company's offering of its nine-month notes and associated legal, accounting and interest, and the resulting decrease in corporate note expense.

Operating expenses for the three months ended July 31, 2001 was $395,386, a decrease from $908,690 for the three months ended July 31, 2000. This decrease is attributable to cessation of the Company's offering of its nine-month notes and associated legal, accounting and interest, and the resulting decrease in corporate note expense to $0 for the three months ended July 31, 2001, compared to $206,041 for the three months ended July 31, 2000. For the three months ended July 31, 2000, the Company had no revenues compared with $11,148 in total revenues for the three months ended July 31, 2000.

The Company's general and administrative expenses for the three months ended July 31, 2001 increased to $330,496 from $249,781 for the same period ending July 31, 2000.

LIQUIDITY AND CAPITAL RESERVES

Net change in cash during the three months ended July 31, 2001 was $(3,649), compared to a net change in cash of $(2,629,093) for the three months ended July 31, 2000. Net cash used by operating activities totaled $(103,317) for the three months ended July 31, 2001, a decrease from $(190,325) for the three months ended July 31, 2000. This difference is attributable primarily to decrease in interest and associated expenses paid on corporate Notes during the three months ended July 31, 2001 as compared to the same period in 2000.

Net cash used by investing activities totaled $(16,580) during the three months ended July 31, 2001, compared to $(3,213,436) provided during the same period in 2000. This difference is primarily attributable to an increase in expenditures for the acquisition and development of the Plaza Rosarito and Youngtown Gardens during the three months ended July 31, 2000.

Net cash provided by financing activities totaled $116,248 for the three months ended July 31, 2001, a decrease from $774,668 for the same period in 2000. The decrease is primarily attributable to private placements of the Company's common stock and construction financing and mortgages for the acquisition and development of the Company's properties, including Alpine Gardens East, Youngtown Gardens, Temecula Gardens, Carlsbad and San Marcos, California properties, the Hills of Bajamar, Plaza Rosarito and Portal Del Mar during the three months ended July 31, 2000.

At July 31, 2001, the Company's cash, which includes cash reserves and cash available for investment, was $120,012 down from $2,579,080 at July 31, 2000. This change is primarily attributable to the restricted cash used for the construction of the Youngtown Gardens during the three months ended July 31, 2000.

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

The Company is continuing to aggressively pursue several alternatives for the financing necessary to complete construction of the Plaza Rosarito shopping center and resolve the $8,000,000 judgment due to Capital Trust. We believe we are making very significant progress toward a solution that will restore the liquidity of the Company, address the outstanding liabilities, and allow rapid and profitable development of both the Rosarito property and the Hills of Bajamar. It is our intention that the rewards of any such success go to the shareholders who have remained with us through this long and difficult endeavor. Although the Company is confident it will resolve this matter with Capital Trust and retain participation in these properties, we are required to point out that there can be no assurances that it will be successful in its efforts.

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

New England International Surety

As stated, to implement its business strategy, the Company initially funded acquisitions, development and general working capital by issuing a Private Placement of nine-month Corporate Notes at 10% interest per annum. The investors principal and interest are guaranteed by the Company and further bonded by New England International Surety Co., for up to $15 million. The Company collateralized the $15 million in bonding from New England International Surety Co. with a portion of its Hills of Bajamar property and paid over $1,000,000 in bonding fees. As of July 31, 2001 the Company had roughly $12,000,000 in Corporate Notes outstanding, of which all are due. The Company intends to repay the principal and interest with cash flow generated from operations, property specific mortgages and the sale of its Series B Convertible Debentures. New England International Surety Co. has not performed and the matter has been turned over to legal counsel to pursue the recovery of the bonding fees through litigation.

Senior Care Industries, Inc.

On March 28, 2001, Tri-National Development Corp. (the "Company") entered into agreements with Senior Care Industries, Inc. (OTC BB:SENC), a publicly-listed Nevada corporation ("Senior Care"), to sell certain real estate assets of the Company for a combination of cash, assumed debt and convertible preferred stock for a total of approximately $70,229,055. The purchase offer became effective and escrow was to close on April 30, 2001. Closing was subject to a cash down payment at closing of $10,000,000, of which a $8,000,000 payment was to be made to Capital Trust, Inc. of New York for the repayment of the loan made on the Company's Plaza Rosarito in July of 1999.

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

As the payoff of this loan has been the most pressing issue facing the Company and to assure the release of Tri-National's corporate guarantee, as well as the personal guarantees given by Michael Sunstein and his wife, Dr. Jerry Parker and his wife and Lic. Bersain Gutierrrez and his wife and the subsequent judgments secured by Capital Trust in the amount of $8,300,000 held against each of these parties-individually and collectively, the Contract for Deed for Plaza Rosarito, as stated, was subject to the approval of Capital Trust. Capital Trust has not accepted any of the offers submitted by Senior Care and continues to enforce both the corporate and personal guarantees and judgments. In addition, Capital Trust has requested and been granted a State of California court appointed receiver. The receiver's sole responsibility was to place a mortgage on Plaza Rosarito on behalf of Capital Trust, which could replace the corporate and personal guaranties and subsequent judgments. As detailed in our last Annual Report, at the time the loan was made to complete this acquisition, there was never a mortgage placed on the any of the properties that comprise Plaza Rosarito primarily the 187,500 square foot shopping center and the 15 acres of beachfront land, leaving the property free of all liens and encumbrances and Capital Trust's $8,000,000 loan effectively unsecured by Plaza Rosarito. However, Capital Trust acknowledges that the Company never took advantage of the situation as we could have by securing a construction loan and placing a subsequent lien on the property in front of Capital Trust. This was a moral dilemma for Tri-National management since the opportunity was obvious, and the need for such funding was paramount, but Capital Trust was ethically if not legally entitled to a mortgage based on the original contracts for their $8,000,000 loan. After consideration, the Company chose not to abuse the situation and continues to work with Capital Trust to resolve the situation in a way that serves both parties.

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

The offer states "Shareholders of the Company may tender their Tri-National common shares at any time after the date of the tender offer, May 22, 2001, up to and including the new extended date of September 30, 2001. It is not anticipated at this time that shareholders will be able to tender their Tri-National common shares after September 30, 2001. If a total of 51% of the common shares of Tri-National are not tendered to Senior Care by September 30, 2001, then Senior Care may at its option (a) extend the offering period, (b) accept the shares which have been tendered, or (c) opt not to accept any tendered shares. If more than 51% of the common shares of Tri-National are tendered to Senior Care by September 30, 2001, then Senior Care may at its option (a) accept the full amount tendered or (b) accept any amount between 51% and the full amount tendered by accepting a fixed and equal percentage of all blocks of shares tendered".

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

Further, on September 12, 2001 the Company filed an answer to the involuntary bankruptcy petition filed by Senior Care on August 23, 2001. Senior Care's filing of the involuntary bankruptcy petition is yet another deliberate attempt to control the assets of the Company without delivering on any of the financial commitments previously made. The Company asserts in its answer that Senior Care filed the petition in bad faith, knowing that several of the alleged creditors were not creditors of Tri-National, and the Company is also asking for a judgment against Senior Care for costs, attorney fees and punitive damages. The Company has retained Colin Wied, a top San Diego attorney and past president of the State Bar of California and San Diego County Bar Associations with 35 years of law experience and vast bankruptcy knowledge, to pursue this matter on its behalf. The Company intends to take aggressive action to defend itself and its shareholders and creditors.

Additionally, on September 17, 2001, the Company filed a lawsuit against Senior Care in the U.S. District Court in the Southern District of California. The lawsuit asserts that Senior Care is guilty of fraud, fraudulent inducement, breach of contract and S.E.C. violations, and seeks actual, consequential and exemplary damages, an injunction against further misrepresentations by Senior Care regarding its ownership of Tri-National assets, and a declaratory judgment adjudicating the rights of the parties under an agreement entered into by them relating to the sale of certain assets and property in Baja California, Mexico. This lawsuit was filed on behalf of the Company by Gerald Padmore of Cox Padmore Skolnik & Shakarchy, a partner and head of the firm's Denver, Colorado office.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULT OF SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders for a vote during the three months ended July 31, 2001.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON Form 8-K

     (a) REPORTS ON FORM 8-K. For the three months ended July 31, 2001, one report on Form 8-K was filed by the Company on July 9, 2001 and is incorporated by reference herein.

     (b) EXHIBITS. The following exhibits are filed as a part of this report:


SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, California, on this 19th day of September, 2001.

Tri-National Development Corp.,
a Wyoming Corporation



/s/ MICHAEL A. SUNSTEIN                 /s/ GILBERT FUENTES
BY:       Michael A. Sunstein           BY:       Gilbert Fuentes
TITLE:    Chief Executive Officer,      TITLE:    Chief Financial Officer,
          President, Director                     Director & Treasurer


                                        /s/ JASON A. SUNSTEIN
                                        BY:       Jason A. Sunstein
                                        TITLE:    Senior V.P.,
                                                  Secretary