Form 10QSB
period 2001-10-31
TRI NATIONAL DEVELOPMENT CORP
filed 2002-01-04
CIK 1034415

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the six months ended October 31, 2001

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [x]

As of October 31, 2001, 70,594,793 shares of the registrant's common stock were outstanding. The aggregate market value of the Registrants's free-trading common stock, held by non-affiliates on December 27, 2001 was approximately $580,000 based on the closing price of the stock on
December 27, 2001.
==========================================================================

                     TRI-NATIONAL DEVELOPMENT CORP.
                               FORM 10-QSB
                FOR THE SIX MONTHS ENDED OCTOBER 31, 2001



PART I - FINANCIAL INFORMATION

                                                                     PAGE
                                                                     ----

ITEM 1.   Financial Statements (Unaudited)



A)   Consolidated Balance Sheets as of October 31, 2000 and 2001        3

B)   Consolidated Statements of Income for the six months
     ended October 31, 2000 and 2001                                    4

C)   Consolidated Statements of Cash Flow for the six months
     ended October 31, 2000 and 2001                                    5

D)   Consolidated Statement of changes in Stockholders' Equity
     For the six months ended October 31, 2001                          6

D)   Notes to the Financial Statements                                  7



ITEM 2.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                               20



                       PART II - OTHER INFORMATION



ITEM 1.   Legal Proceedings                                            23
ITEM 2.   Changes in Securities and Use of Proceeds                    27
ITEM 3.   Default of Senior Securities                                 27
ITEM 4.   Submission of Matters to a Vote of Security Holders          28
ITEM 5.   Other Information                                            28
ITEM 6.   Exhibits and Reports on Form 8-K                             28



Signatures                                                             28

                     PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

TRI-NATIONAL DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEET
AT OCTOBER 31, 2001 AND 2000

ASSETS:                                              October 31, 01      October 31, 00
------                                               --------------      --------------
Current  assets:
----------------
Cash in banks                                        $      5,000        $     69,047
Cash in banks - Restricted (Note 2)                       114,692              93,070
Accounts receivable, net (Note 3)                          42,500           1,710,507
Assisted living-Youngtown (Note 4)                              -          15,718,563
Citizens Business Bank Judgment Receivable (Note 5)             -           6,220,282
                                                     ------------        ------------
   Total current assets                                   162,192          23,811,468
                                                     ------------        ------------

Investments:
------------
NetRom, Inc. convertible preferred stock (Note 6)               -           1,292,794
Viper convertible preferred stock (Note 7)              1,150,000           3,000,000
MRI medical diagnostics, Inc. (Note 8)                          -              18,185
Hills of bajamar (Note 9)                               4,957,249           4,955,617
Plaza resort timeshares (Note 10)                      14,648,501          14,645,085
Assisted living-Other Locations in process (Note 11)      450,000           5,411,837
Plaza rosarito (Note 12)                               11,507,157          12,117,872
Portal del mar condominiums (Note 13)                     573,012           1,484,232
Hall of fame fitness center (Note 14)                           -              50,558
Alpine Gardens East (15)                                        -           4,371,005
International health network (Note 16)                          -              17,334
                                                     ------------        ------------
   Total investments                                   33,285,918          47,364,519
                                                     ------------        ------------

Other assets:
-------------
Capitalized equipment lease                                     -             441,300
Property, furniture, and equipment, net                         -               3,169
Other Assets                                                    -              34,734
                                                     ------------        ------------
   Total other assets                                           -             479,202

                                                     ------------        ------------
   Total Assets                                      $ 33,448,110        $ 71,655,189
                                                     ============        ============

Liabilities and stockholders' equity:
-------------------------------------
Current liabilities:
--------------------
Accounts payable and accrued liabilities             $  4,607,913        $  3,310,425
Citizens Business Bank Judgment expenses (Note 5)               -           3,236,888
Loans payable-short term-1 year or less (Note 17)      11,967,223          31,879,546
                                                     ------------        ------------
   Total current liabilities                           16,575,136          38,426,859

Deferred revenue                                                -           4,565,202
Judgments Payable (Note 18)                             9,397,940
Notes payable-net of current portion (Note 19)          9,079,055          19,345,483
                                                     ------------        ------------
   Total Liabilities                                   35,052,131          62,337,544
                                                     ------------        ------------

Stockholders' equity:
---------------------
Common stock (100,000,000 Authorized
  70,594,793 Outstanding)                              15,614,094          15,475,629
Paid in Capital                                                 -           1,431,142
Retained Earnings (Deficit)                           (17,218,115)         (7,589,126)
                                                     ------------        ------------
   Total stockholders' equity                          (1,604,021)          9,317,645
                                                     ------------        ------------

Total Liabilities and Stockholders' Equity           $ 33,448,110        $ 71,655,189
                                                     ============        ============


The accompanying notes are an integral part of the consolidated financial Statements.

Tri-National Development Corporation
Consolidated Statement of Income
For six months ended October 31, 2001 and 2000

                                                             For six months ended
                                                     ----------------------------------
                                                     October 31, 01      October 31, 00
                                                     --------------      --------------
Revenues:
---------

  Revenues                                           $          -        $     12,004
                                                     ------------        ------------

Operating Expenses:
-------------------

  Corporate note expense (Excluding interest)                   -               3,944
  Consulting fees                                          53,591             413,049
  Sales and marketing                                           -              49,854
  Legal, accounting and insurance                          83,152              80,853
  Interest expense                                        877,367             730,216
  General and administrative                              508,326             439,340
                                                     ------------        ------------
    Total operating expenses                            1,522,436           1,717,256

                                                     ------------        ------------
Loss from Operations                                   (1,522,436)         (1,705,252)

Other Income and Losses
-----------------------
  Gain on Debt Settlement & Cancellation (Note 20)        535,367
  Writeoff of Investments (Note 21)                    (2,807,281)                  -

                                                     ------------        ------------
Loss before taxes                                      (3,794,350)         (1,705,252)

less:income tax                                                 -                   -

                                                     ------------        ------------
Net income (loss)                                      (3,794,350)         (1,705,252)

Primary:
--------
Income (loss) before extraordinary item              $      (0.05)       $      (0.03)
Extraordinary item                                   $        -          $        -
                                                     ------------        ------------
Net Income                                           $      (0.05)       $      (0.03)
                                                     ============        ============

Fully diluted:
--------------
Income (loss) before extraordinary item              $      (0.05)       $      (0.03)
Extraordinary item                                   $        -          $        -
                                                     ------------        ------------
Net Income                                           $      (0.05)       $      (0.03)
                                                     ============        ============



The accompanying notes are an integral part of the consolidated financial Statements.

Tri-National Development Corporation
Consolidated Statement of Cash Flow
For six months ended October 31, 2001 and 2000

                                                             For six months ended
                                                     ----------------------------------
                                                       Oct 31, 01          Oct 31, 00
                                                       ----------          ----------
Cash from Operating activities
------------------------------
  Net Income from operations (See reconciliation)    $    (21,796)       $   (654,879)
  Accounts receivable-Trade                                   521               5,337
  Accounts Payable-Trade                                 (834,400)            (12,500)
                                                     ------------        ------------
    Net Cash from Operating activities                   (855,675)           (662,042)
                                                     ------------        ------------

Cash used in Investments
------------------------
  Furniture and Equipment                                       -             (33,036)
  Alpine Gardens East                                           -             (75,735)
  MRI Medical Diagnostics                                       -                   -
  Assisted Living-Youngtown                                     -                   -
  Assisted Living-Other Projects                                -          (2,961,321)
  Hills of Bajamar                                         (6,054)           (716,040)
  Plaza Rosarito                                          (17,080)           (234,474)
  Portal Del Mar                                                -                   -
  Hall of Fame Fitness Center Building                          -                 150
  International Health Network                                  -                   -
  Bajamar Las Perlas Condominiums                               -                   -
  Plaza Resort Timeshares                                       -                   -
  Other Assets                                                  -             (20,078)
                                                     ------------        ------------
    Net Cash used in Investments                          (23,134)         (4,040,534)
                                                     ------------        ------------

Cash provided by Financing
--------------------------
  Notes and Loans Payable                                 821,118          (1,335,189)
  Common Stock Private Placements & Warrants               53,722             991,709
                                                     ------------        ------------
    Net Cash provided by financing activities             874,840            (343,480)
                                                     ------------        ------------

    Net change in cash and equivalents                     (3,969)         (5,046,056)
    Cash and equivalents, beginning of period                   -           5,208,173
                                                     ------------        ------------
    Cash and equivalents, end of period              $     (3,969)       $    162,117
                                                     ============        ============








The accompanying notes are an integral part of the consolidated financial Statements.

Tri-National Development Corporation
Consolidated Statement of changes in Stockholders' Equity
For the periods ended April 30, 2000, 2001 and October 31, 2001


                                                                         RETAINED        TOTAL
                           PREFERRED        COMMON         PAID IN       EARNINGS     STOCKHOLDERS'
                             STOCK          STOCK          CAPITAL       (DEFICIT)       EQUITY
                             -----          -----          -------       ---------       ------
Balance, April 30, 2000    $         -    $13,814,089    $ 1,431,142   $ (5,883,874)   $ 9,361,357

Sales of common stock -
 Private placements                         1,391,741              -                     1,391,740
Common stock issued for
 services                                     243,650
Conversion of debt to
 common stock                                 928,957
Common stock purchased
 by officers                                  270,000
Paid in capital -
 Alpine Gardens East -
 Closed company                                             (803,034)
Paid in capital - Tri-
 National Holdings S.A.
 de C.V. - Correction                                       (628,108)                     (628,108)
Net income (loss)                                                        (8,540,199)
                           -----------    -----------    -----------   ------------    -----------
Balance, April 30, 2001    $         -    $16,648,437    $         -   $(14,424,073)   $ 2,224,364
                           ===========    ===========    ===========   ============    ===========

Sales of common stock -
 Private placements                            53,722                                       53,722
Common stock issued for
 services                                           -
Return of Common Stock to
 Treasury                                    (270,000)
Closed GSDIC Common Shares
 for Discontinued Subsidiary                 (818,065)
Closed Retained Earnings
 (Deficit) for Discontinued
 GSDIC Subsidiary                                                         1,000,309
Net income (loss)                                                        (3,794,351)    (3,794,351)
                           -----------    -----------    -----------   ------------    -----------
Balance, October 31, 2001  $         -    $15,614,094    $         -   $(17,218,115)   $(1,604,021)
                           ===========    ===========    ===========   ============    ===========








The accompanying notes are an integral part of the financial statements.

                     TRI-NATIONAL DEVELOPMENT CORP.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE SIX MONTHS ENDED OCTOBER 31, 2001 (Unaudited)



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

The company was incorporated on July 31, 1979 as Rocket Energy Resources Ltd. Under the laws of the Province of British Columbia, Canada by registration of its Memorandum and Articles. The Company changed its name to MRI Medical Technologies, Inc. in April of 1989. On December 7, 1992, the Company changed its name to Tri-National Development Corp. and recapitalized on the basis of five (5) common shares of MRI Medical Technologies, Inc. for one (1) common shares of Tri-National Development Corp. In January of 1997, the shareholders approved a special resolution to change the corporate domicile from Vancouver, B.C. to the state of Wyoming. On February 24, 1997, the Company's Articles of Continuation were accepted by the State of Wyoming and it is now incorporated in good standing under the laws of the State of Wyoming. The Company maintains its executive offices in San Diego, California at 480 Camino Del Rio S. in Suite 140 and its telephone number is 619-718-6370.

Principles of Consolidation

The consolidated financial statements include the accounts of Greater San Diego Imaging Center, a 100% owed subsidiary that discontinued operations in August, 2001, Tri-National Holdings, S.A. de C.V., a 60% owned subsidiary, Planificacion Desarrollos de Jatay, S.A. de C.V., a 100% owned subsidiary, and Inmobiliaria Plaza Baja California, S.A., a 100% owned subsidiary. All material intercompany accounts and transactions have been eliminated in the consolidation.

For purpose of comparability, certain prior period amounts have been reclassified to conform with current year presentation. The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Furniture and Equipment

Furniture and equipment are stated at cost less accumulated depreciation. Depreciation is recorded primarily using the straight-line method over the estimated useful lives of assets, the cost, and related accumulated depreciation are written off and the resulting gain or loss is recognized. Maintenance and repairs are charged to expense as incurred, while renewals and betterments are capitalized.

Furniture and Equipment                           $33,080
Less: Accumulated Depreciation                    (33,080)
                                                  -------
     Net Book Value                               $     0
                                                  -------

Real Estate Accounting

Investments in real estate are recorded at cost. Cost of holding real estate in the process of development, including interest, are capitalized. The recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria relating to the nature of the property sold and the terms of sale. Under certain circumstances, the gain, or a portion thereof, may be deferred until the criteria are met. Losses on disposition of real estate, including expenses incurred in connection with a disposition, are charged to current operations.

Earnings per Share

Primary earnings per share have been computed based on the weighted average number of shares and equivalent shares outstanding during each period (70,594,793 and 54,098,228 shares, for the six months ended October 31, 2001 and October 31, 2000, respectively). The diluted effect of stock options and warrants has been considered in the computation of equivalent shares and is included from the respective dates of issuance.

The fully diluted computation is based on 70,594,793 and 54,098,228 shares for the years ended October 31, 2001 and October 31, 2000, respectively. The computation contemplates the dilutive effects of common stock equivalent shares, as well as conversion of the Convertible
Subordinated Debentures.

Primary and fully diluted earnings per share computations limit the assumption of the repurchase of treasury shares to a maximum of 20% of the outstanding shares of the Association, with the remaining pro-forma proceeds being applied to reduce interest-bearing liabilities. Accordingly, interest expense, computed at the Association's average cost of funds, is reduced and net earnings increased.

Foreign Subsidiary Incorporation

The financial statements of foreign subsidiaries are incorporated into the consolidated financial statements in accordance with the recently issued Bulletin B-15, "Foreign Currency Transaction and Translation of Financial Statements of Foreign Operations" however all of the real estate projects in Mexico have been purchased in US dollars and are not yet operational.

The accounting records of foreign subsidiaries therefore, are maintained in US dollars until we begin operations and then we will begin to record subsequent transactions in conformance with bulletin B-15 and with international accounting standard No. 21 (IAS-21) "the effects of changes in foreign exchange rates".

Taxes

The Corporation and its affiliates file a consolidated federal income tax return and income tax expense is apportioned among all affiliates based upon their taxable income or loss and tax credits. At the end of the last filed fiscal year April 30, 2001, the corporation had a net operation loss carry forward of $10,400,514.

Common Stock Issued as Collateral

As of October 31, 2001, the Company had 18,791,200 issued and outstanding common shares pledged as collateral for loans.

Stock issued to Capital Trust, Inc.

A total of 4,000,000 restricted common shares were issued to Capital Trust, Inc. of New York. There were 500,000 shares issued as a retainer for investment banking services and 3,500,000 shares in connection with the $8 million loan for the closing of Plaza Rosarito (See "BUSINESS"). The 4,000,000 common shares will be canceled upon repayment of the loan. As the 3,500,000 shares were issued for collateral purposes only, they are not included in the issued and outstanding calculations. In addition, 2,000,000 restricted common shares were issued to The A.J. Hester Group, which have requested to be returned by our legal counsel.

Stock issued to Villa Serena H.O.A.

A total of 1,200,000 restricted common shares were issued to Villa Serena Homeowners Association as collateral for a $300,000 loan. The 1,200,000 common shares will be canceled upon repayment of the loan. As these shares were issued for collateral purposes only, they are not included in the issued and outstanding calculations.

Stock issued to Silver Pointe Investments, LLC

A total of 2,112,000 were transferred to Silver Pointe Investments, LLC as collateral for a $750,000 loan. The 2,112,000 common shares will be canceled upon repayment of their funds. As these shares were issued for collateral purposes only, they are not used in the issued and outstanding calculations.

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

Related party Transactions

Certain executive officers, directors and their related interests are loan customers of the Corporation's affiliates. The Securities and Exchange Commission ("SEC") has determined that, with respect to the Corporation and significant subsidiaries (as defined by the SEC), disclosure of borrowings by directors and executive officers and certain of their related interests should be made if the loans are greater that 5% of stockholders' equity, in the aggregate. There were no loans outstanding to officers or directors at October 31, 2001.

Contingent Liability

Due to a lack of funds, the Company has been unable to provide Directors and Officers Insurance to its officers and directors. Although the corporate By-Laws indemnify all officers and directors, the Board of Directors approved a resolution as additional indemnification for the Company to defend, indemnify and provide restitution to its officers and directors at the expense of the Company.

NOTE 2.   CASH IN BANKS RESTRICTED

The restricted cash in banks is funds left over from the $8 million loan from Capital Trust, Inc. that the Company did not have signature authority. The funds have since been recovered by the receiver (See "LEGAL PROCEEDINGS").

NOTE 3.   ACCOUNTS AND NOTES RECEIVABLE

Notes Receivable
     San Diego Soccer Development Corp.                $  42,500
                                                       ---------
          Total Accounts and Notes Receivable          $  42,500
                                                       ---------

NOTE 4.   ASSISTED LIVING - YOUNGTOWN

In June of 1998, AGE closed on a 5.5 acre developed parcel to build its first independent and assisted living project, known as Youngtown Gardens, in Youngtown, Arizona, just north of Phoenix and adjacent to Sun City. In July of 1999, a formal ground breaking took place for the recently finished construction on two models. The project was virtually completed with a $10,500,000 construction loan from Vestin Mortgage (formerly Del Mar Mortgage). This facility included 40 two-bedroom units, 50 one-bedroom units and 36 units reserved for Alzheimer and Dementia residents, which were never occupied.

To reduce its liability during the fourth quarter ending April 30, 2001, the Company successfully completed an assignment of the $13,000,000 defaulted construction loan and accrued interest and penalties to its minority partner in this project in exchange for a reduced participation of 20% of the potential future net profits after debt service.

NOTE 5.   CITIZENS BUSINESS BANK JUDGMENT RECEIVABLE

In March 1992, the Company advanced $383,064 to MRI Medical Diagnostics, Inc. for a joint venture interest in its subsidiary, MRI Grand Terrace, Inc., a California corporation, to enable it to acquire a retirement hotel located in Grand Terrace, California. In addition to the joint venture interest, the loan was evidenced by a 15% note receivable from MRI Medical Diagnostics, Inc. and a second trust deed and an assignment of rents from MRI Grand Terrace, Inc.. On March 22, 1993, MRI Grand Terrace, Inc. filed a complaint against Chino Valley Bank, now known as Citizens Business Bank (AMEX:CVB), as a result of the purchase of the residential retirement hotel in Grand Terrace from the Chino Valley Bank. MRI Grand Terrace, Inc. claimed that the sellers of the property (Chino Valley Bank) had failed to disclose that the property's parking lot encroached on the property of the adjacent parcel of land. Contrary to the bank's representations, the Conditional Use Permit (CUP) under which the hotel was operating was in violation, which restricted the ability of TND and MRI Grand Terrace, Inc. to operate, refinance or sell the facility. MRI Grand Terrace, Inc. stopped making mortgage payments to the mortgage holder (the same Chino Valley Bank), which then filed a Notice of Default as an initial step to foreclosure on the property. MRI Grand Terrace, Inc. then sought Bankruptcy protection in July of 1993, and was ultimately dismissed from Bankruptcy in May of 1995. The Chino Valley Bank subsequently sold the property in foreclosure to itself. TND filed it's own action against the Chino Valley Bank in early 1995, claiming that it was defrauded and misrepresented when it advanced the $383,064 for the closing in 1992. The Company purchased the stock of MRI Grand Terrace, Inc., as described in these financial statements, in an effort to control both lawsuits. As a result of the uncertainty of the final results of the lawsuits, the Company previously wrote off the investment. In May of 1998, TND and MRI Grand Terrace, Ic. received judgments in their favor for fraud, intentional misrepresentation and deceit/negligent misrepresentation in the Superior Court of San Bernardino, California. TND and MRI Grand Terrace, Inc. received judgments totaling almost $5 million dollars, including punitive and compensatory damages, plus pre-trial interest. Beginning May 7th, 1998 the $5 million judgment began accruing, post judgment interest of 10% or $1,400 per day until the full award is paid. A 35% portion of the award is due to the Company's attorney. The attorneys, however, filed for recovery of those fees as an additional award that was heard and approved September 25, 1998. On December 3, 1998, the court awarded the Company an additional $185,000 in legal fees.

The bank filed its appeal on June 16, 1999. We filed our answer to their appeal September 16 1999, oral arguments were held on September 6, 2000 and we received notice from the Appellate Court that the case would be sent back to the State Court for retrial.

NOTE 6.   NETROM, INC. CONVERTIBLE PREFERRED STOCK

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

In April of 1999, the Company converted the 1,000,000 shares of Netrom, Inc. preferred shares to 2,320,345 shares of restricted common shares and released for sale shares within the volume limitations pursuant to Rule
144. As of April 30, 2001, the Company has sold 1,820,345 shares at an average price of approximately $.30. The Company still owns approximately 100,000 common shares (post 1 for 5 reverse split) with a market price of $.07 per share. Current NetRom, Inc. management is in the process of renegotiating this contract. The Company wrote this investment down to $0.

NOTE 7.   VIPER NETWORKS, INC. (FORMERLY TAIG VENTURES, INC.)
          PREFERRED CONVERTIBLE STOCK

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

The Company is confident Viper Networks, Inc. will complete its filings with the U.S. Securities and Exchange Commission and make application to the NASD or another stock exchange for the public trading of their common stock, there can be no assurances that they will be successful in their efforts. In addition, the Company obtained a new appraisal for the Hills of Bajamar in March of 2001 of $23,333 per acre. As such, the Company has reduced the value of the preferred stock on its balance sheet from $3,000,000 to $1,150,000.

NOTE 8.   MRI MEDICAL DIAGNOSTICS, INC.

In 1992 the Company sold its wholly owned subsidiary, MRI Medical Diagnostics Inc., a California corporation to Petro-Global, Inc., a Colorado publicly traded corporation. In return, the Company received 6,000,000 restricted common shares of the purchaser, Petro-Global, Inc., plus certain mineral properties and leases. In 1992, the mineral properties were written down to a nil value in the records and the name was changed from Petro-Global, Inc. to MRI Medical Diagnostics, Inc. (MRI-Med). MRI-Med filed for Chapter 11 bankruptcy protection in July 1993 in conjunction with the Chino Valley Bank action (see Note 2). After dividends in kind totaling 2,000,000 shares in 1992 and 1993 to TND shareholders, and due to uncertainty in the underlying value of the remaining 4,000,000 MRI-Med shares held by the Company, the carrying cost of these shares was written-off in 1994. Tri-National Development Corp. filed a reorganization plan on behalf of MRI-Med in August 1995 and, in settlement of the litigation described in Note (5), the Company received 5,900,000 shares of MRI-Med at a deemed value of $0.50 per share, ordered by the U.S. Federal Bankruptcy Court, plus 1,400,000 shares for reimbursement of current expenses. In July of 1997, MRI-Med recapitalized on a 1 for 5 basis. The investment is recorded in the books at a cost of $496,994. The Company declared and paid a stock dividend of 750,000 shares of MRI-Med to TND shareholders of record
August 31, 1997 and declared a second stock dividend of an additional 750,000 to TND shareholders of record January 27, 1998. After the stock dividends paid to TND shareholders in 1992, 1993, 1997 and 1998, and shares sold to finance the reorganization, the Company retained approximately 415,000 post-split shares of MRI-Med. In September 2000, MRI-Med completed a reverse merger with HomeZipr, Inc., a Delaware corporation, specializing in providing residential mortgages. MRI-Med subsequently completed a name change to HomeZipr, Inc. and recapitalized its common stock on a 1 for 18 basis. HomeZipr, Inc. now trades on the NASDAQ OTC BB under the symbol, "HZPR". After the last reverse split, the market value of the remaining common shares the Company owns has an effective value of $0.

NOTE 9.   REAL ESTATE DEVELOPMENT PROPERTY: HILLS OF BAJAMAR

The Hills of Bajamar property is a 2,500-acre parcel located in the Municipality of Ensenada, on the Pacific Ocean side of Baja California, Mexico, roughly 50 miles south of San Diego, California. The purchase contract completed in 1992 through the Company's wholly-owned Mexican subsidiary, Planificacion Desarollos de Jatay, S.A. de C.V. ("Planificacion"), provides for an overall purchase price of $6,000,000
for the 2,500 acres ($2,400 per acre or $.60 per sq. meter).   The
property is being purchased on a gradual basis in 247-acre increments at $600,000 apiece. In September 1998, the Company, in accordance with its contract, had taken title to its second 247-acre parcel and in September 2000, in accordance with its contract, the Company had taken title to its third 247-acre parcel. This last 247-acre parcel leaves the Company title to a total of approximately 600 acres with construction rights to all 2,500 acres and places the unpaid balance of roughly 1,750 acres in
trust with Banco Ixe.   Title to additional acres will be released to the
Company as annual payments are made to the seller. In the event the Company is unable to make its scheduled annual payments, the Company maintains ownership of any the property already paid for, while the unpaid property in trust is subject to cancellation and the property will be subject to refinancing under which the Company may be required to pay a significantly higher price per acre. Balance owing on the remaining 1,750 acres is $4,200,000 at $600,000 annually with no interest until 2003.

NOTE 10.  PLAZAS RESORT TIMESHARES AND COMMERCIAL PROPERTY

In December of 1996, the Company entered into an acquisition agreement with Valcas Internacional, S.A., to acquire 100% of the stock of Inmobilaria Plaza Baja California, S.A., a Mexican corporation, including its existing assets, which include 16+ developed acres of ocean front land within the Bajamar resort with plans for 328 vacation ownership (timeshare) units for $13,079,055, payable with notes for $9,079,055 and 1,000,000 Class B Series B Convertible Preferred shares with a value of $4.00 per share(See "NOTES PAYABLE"). During the Company's year end April 30, 2000, the Company paid $200,000 additional as it modified the original contract and converted the Class B Series B Preferred shares into subordinated 15% Convertible Debentures. The Debentures were subsequently converted to common stock.

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

In November of 1999, the Company, through a joint venture agreement, closed and completed escrow to acquire the fully-zoned 22-acre parcel of real property with plans, located in Temecula, California for $4,300,000 for a combination of cash and notes. During the fourth quarter ending April 30, 2001, the joint venture filed for Chapter 11 Reorganization to receive the time required to close on the necessary financing to pay off the bridge loan and provide the construction financing. The joint venture plans were to develop a fully-inclusive senior community that would offer medical facilities, Alzheimer's and dementia care, independent and assisted living and senior single family housing. The joint venture named this project, The Arbors at Temecula.

In April of 1999, the Company acquired 2.39 acres of undeveloped land in San Marcos, California for $450,000 (See "Legal Proceedings"). The Company planned to develop a 60-unit Alzheimer's care facility.

NOTE 12.  PLAZA ROSARITO

On November 20, 1998, Tri-National Holdings, S.A. de C.V., a 60% owned Mexican subsidiary, purchased the Plaza San Fernando from Banco Bital with a $1 million cash down payment. In July of 1999, Capital Trust Inc. of New York provided $8 million which included the funds necessary to close and complete the escrow. In March of 2001, the Company signed a 60-day forbearance with Capital Trust, Inc. for the repayment of the $8 million and subsequently defaulted (See "LEGAL PROCEEDINGS"). Plaza San Fernando's appraised value is in excess of $23 million. Fonatur, the tourism arm of the Mexican government, previously issued a guarantee for a $38 million loan for the construction of a hotel and convention center on a portion of the property. The Company has always intended to joint venture this component with a major U.S. hotel operator.

The Company renamed this property, Plaza Rosarito. It is located in the heart of Rosarito Beach in Baja California, Mexico, minutes from the 20th Century fox film studio where "Titanic" was filmed and down the street from the famous Rosarito Beach Hotel. Plaza Rosarito includes 15 acres of undeveloped oceanfront land zoned for the 450-room hotel and convention center, 18 acres of developed land, including 187,500 square feet of existing steel, concrete and marble commercial space, 42 developed residential lots and a 80% complete 30-unit condominium complex. The Company initially planned to execute multi-year, triple-net leases from established preliminary commitments for approximately 100,000 square feet of the existing commercial property at up to $2.00 per square foot per month from U.S. and Mexican retail operations, consistent with comparable lease rates in the area, which upon full lease up could generate in excess of $4 million annually and become one of the most significant shopping centers in Baja California. The Company previously received letters of interest for roughly 60% of the 187,500 square foot shopping center. Additionally, the Company received approval to sell the commercial space as condominiums at up to $200 per square foot, with a 30% down payment and the balance at 14% over 5 years. This could allow the Company an additional exit vehicle if desired and an alternative to leasing. The down payments were to be deposited into an escrow account, until the Company completed approximately $2,100,000 in improvements, of which approximately $800,000 has already been completed. Upon full sell out, the projected gross revenues generated from the property could be in excess of $35 million, with down payments over $11 million and annual mortgage payments of roughly $5 million (See "Legal Proceedings").

NOTE 13.  PORTAL DEL MAR CONDOMINIUMS

In February of 1999, the Company, through a Mexican subsidiary, signed purchase agreements and provided the $500,000 down payment to acquire Portal Del Mar for $1,250,000. Portal Del Mar is a 112-unit, 2 and 3-bedroom condominium development on 6 acres overlooking the Pacific Ocean in Baja California, Mexico, just south of Rosarito Beach. The 112 ocean view condominiums are in various stages of completion, with approximately 46 completed. The Company is seeking a financing commitment for $7.5 million to complete the remaining 80 units, add a clubhouse, 3 tennis courts, 2 pools and a spa with beach access and palapas. Each condo completed is intended to include an oversize terrace with ocean views. Comparable condominiums located across the road are selling in the $250,000 range. The Company arranged financing for the remaining $750,000 of acquisition cost and closed escrow on this property in June of 1999. In October of 2001, the lender that provided the remaining $750,000 to close escrow, converted their loan to a 33 1/3% equity position in the project, leaving a 33 1/3% equity position to the Company and a 33 1/3% to Bersain Guttierrez. The parties are now attempting to develop a plan for completion of the project.

NOTE 14.  HALL OF FAME FITNESS CENTER

In February of 1999, the Company, through a Mexican subsidiary, signed purchase agreements and provided a non-refundable $50,000 down payment to acquire the former Banco Atlantico building for $950,000. The former Banco Atlantico building is a 20,000 square foot, 2-story commercial building in the heart of the banking district in Tijuana, Mexico. With a primary focus of restructuring the $8 million loan with Capital Trust, the Company cancelled the $50,000 down payment has subsequently elected not to move forward with this project.

NOTE 15.  ALPINE GARDENS EAST, INC.

Alpine Gardens East, Inc. ("AGE") is a Nevada corporation created to acquire and develop senior and assisted living facilities primarily in the S.W. United States. In January of 1998, the Company acquired 51% of this corporation for a combination of $270,500 in cash and 864,500 shares of Class B Series B preferred stock. The Class B Series B preferred stock was converted into subordinated 15% Convertible debentures. The Debentures were subsequently converted to 864,500 common shares during year end April 30, 2000. AGE facilities were expected to combine housing, minimum health care and personal support for elderly residents who need assistance with certain activities of daily living, without the need of a complete nursing facility. The Company has wrote off the value of this investment to $0, as it no longer maintains a majority interest
in the Youngtown Gardens (See Note 9).   The Company negotiated an
agreement to eliminate all liabilities in exchange for a lower 20% participation of any and all future profits.

NOTE 16.  INTERNATIONAL HEALTH NETWORKS, INC.

International Health Networks, (IHN) is Nevada corporation and a majority-owned non-active entity of the Company. IHN was intended to be a multitude of U.S. medical services designed for Mexico that the Company has envisioned for the past several years as the magnet for attracting the retiree market in Baja California, Mexico.

The primary focus for IHN has been to build a planned medical campus on Hills of Bajamar property. The medical campus was originally conceived by the Company in 1997 and called for 150 acres at the south end of the property. The Company would retain the construction rights to build all required facilities on the combined 250 acres and maintain a property management contract. The campus would include an acute care hospital associated with a recognized U.S. medical provider, a medical school complete with dormitories, class rooms and auditorium, medical exhibition center, R & D facilities for pharmaceutical industry and facilities for long-term care combined with anti-aging and wellness programs. This campus would be important not only to the region, but to the Company's desire to create a retirement mecca on its properties.

NOTE 17.  LOANS PAYABLE SHORT-TERM

The Company has made private offerings of its securities, including its common stock and nine-month corporate notes ("Notes"), in reliance on exemptions from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The Company became the subject of a cease and desist order issued by the Wisconsin Securities Division, based on sales of its Notes to Wisconsin residents. The nine-month promissory note program and the bonding company, New England International Surety, was brought to the Company by the investment banking firm, Johnson, Richards & Company, Inc. (See Legal Proceedings), and the Company relied on representations made by that firm that a federal exemption was available under the right terms and conditions. With the proceeds being used for specific projects etc., the Notes were considered commercial paper and exempt from securities registration. Although the Company believes it properly met the criteria for exemption, because it used the proceeds to acquire real estate and is arguing that the sales met the requirements of the Wisconsin private offering exemption, it has paid off all of the Notes due in Wisconsin. The Company has also agreed to a voluntary cease and desist order in California and North Carolina with respect to sales of those same Notes in that state. The California Department of Corporations and the North Carolina Department of Corporations both required the Company to offer rescission to investors in that offering and all California and North Carolina investors accepted that rescission offer. This requires the Company to repay all California and North Carolina investors their principal only, which the Company has already started paying. The California order does not prohibit future exempt or qualified sales of the Company's securities in California.

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

Short-term notes payable at October 31, 2001, consisted of the following:

    Corporate Notes payable
       9-month notes, interest at 10%,
       currently overdue                               $11,367,167

    Notes payable, short term - currently overdue
       interest at 10%, due January 31, 2001               600,056
                                                       -----------

TOTAL                                                  $11,967,223
                                                       ===========
NOTE 18.  JUDGMENTS PAYABLE

Capital Trust, Inc.                                    $ 8,432,183
Funding Associates                                         267,757
Commercial Money Center                                    250,000
First Regional Bank, FBO Norman Lizt                       450,000
                                                       -----------
                                                       $ 9,397,940
                                                       ===========

NOTE 19.  NOTES PAYABLE

Long-term notes payable at October 31, 2001, consisted of the following:

    8% note payable and cash payable to
       DUBSCA upon closing of vacation
       ownership (timeshare) project                   $ 9,079,055
                                                       -----------
TOTAL                                                  $ 9,079,055
                                                       ===========
NOTE 20.  DEBT CANCELLATION

Scripps Bank                                           $     7,965
Corporate Notes Bonds Insurance                            188,071
Corporate Notes Commission                                 334,331
                                                       -----------
     TOTAL                                             $   535,367
                                                       ===========

NOTE 21.  WRITE-OFF OF INVESTMENTS

Write off of investment in Alpine Gardens East, Inc.   $ 2,343,923
Write off of investment in Portal Del Mar, J.V.            396,024
Write off of investment in El Mirador                       50,000
Write off of International Health Networks                  17,334
     TOTAL                                             $ 2,807,281
                                                       ===========

EXTRAORDINARY ITEM, NET OF TAX

The Company over the last several years achieved a number of acquisitions with the use of Convertible Preferred Stock and cash. The contractual agreements underlying the Convertible Preferred Stock called for the Company to achieve a trading value of $3.00 per share within a 24 month period or by January 31, 2000, whichever came first. The agreements further allowed for the sellers to petition the Company to convert these Convertible Preferred Shares to interest bearing Convertible Debenture instruments in the event the Company was not able to meet the $3.00 qualification. The majority of the sellers in fact did request and were satisfied with the receipt of the appropriate instruments in February and March of 2000. Subsequently, the note holders elected to convert these Convertible Debentures into common stock as per their right under the terms and contained therein. The net effect of this for the year ending April 30, 2000 is an extraordinary gain in the amount of $7,889,017.

Pacific Medical International, Inc. was issued 500,000 Class B Series B Preferred Shares at a value of $4.00 per share for a total of $2,000,000, in connection with acquisition of a minority interest in Planificacion Desarrollos de Jatay, S.A. de C.V.. The Preferred Shares were converted into 15% debenture in the amount of $2,000,000. The debenture was later converted to 837,000 common shares at a market price of $.65 per share, totaling $544,050.

Alpine Gardens East, Inc. was issued 864,500 Class B Series B Preferred Shares at a value of $4.00 per share for a total of $3,458,000, in connection with the acquisition of 51% interest. The Preferred Shares were converted into 15% debenture in the amount of $3,458,000. The debenture was later converted to 864,000 common shares at a market price of $.80 per share, totaling $691,600.

Valcas Internacional, S.A. was issued 1,000,000 Class B Series B Preferred Shares at a value of $4.00 per share for a total of $4,000,000, in connection with the acquisition of the Plaza Resort timeshare project. The Preferred Shares were converted into 15% debenture in the amount of $4,000,000. The debenture was later converted to 1,333,333 common shares at a market price of $.25 per share, totaling $333,333.

LEASES

The Company leases one office facility in San Diego, California and one in Ensenada, Baja California under operating leases which expire in 2001 and the year 2002, respectively. The leases generally require the Company to pay all maintenance, insurance and property taxes and are subject to certain minimum escalation provisions. The Company also leases autos, equipment and computers.

Future minimum operating lease payments as of October 31, 2001 are as follows:

     2001                                              $210,700
     2002                                               252,840
                                                       --------
                                                       $463,540
                                                       ========

GOING CONCERN

We require significant additional capital to restructure the Company's existing debt, build out and operate planned properties and for general working capital needs. Most critically, the $8,300,000 judgment held against the Company and several of its officers and directors by Capital Trust, Inc. and the $12,000,000 in nine-month corporate notes must both be restructured. We also require additional capital to invest in any new opportunities. Capital markets have recently been volatile and uncertain. These markets may not improve, and we may not be able to access these markets to raise additional capital. If we fail to obtain required new financing, the failure would have a materially adverse effect on our business and our financial condition. For example, if we are unable to access capital markets, we may have to restrict our activities or sell our interests, in one or more of our subsidiaries or other ventures earlier than planned or at a "distressed sale" price.

The Company experienced net losses of approximately $8,540,199 in the year ended April 30, 2001, primarily due to several write downs and write offs, net income of $532,629 in the year ended April 30, 2000 and a net loss of $2,906,671 for the year ended April 30, 1999. Losses are likely to be significant for at least the next year to possibly two years as we restructure our debt and continue to invest additional funds into existing projects to bring them to cash flow, as well as investing in new projects. We may not generate profits in the short term or at all. If we fail to achieve profitability, that failure could have a negative effect on the market value of our common stock.

The Company believes that the sale of residential lots within its Vinas de Bajamar development over the next 12 months will result in immediate, long-term and consistent revenues to support the Company's operations through its reorganization and provide cash flow to pay off 100% of its creditors.

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

Plan of Operation

Background

To date, the Company has obtained funds for the acquisition of its properties from the sale of common stock and 9-month promissory notes ("Notes"). Recently, state and federal securities regulators have begun to target nine-month note programs, primarily being offered by sham and/or start-up companies. The Company has agreed to voluntarily cease sales of its Notes, although management feels that the program met the requirements of federal and state exemptions from registration for sales of commercial paper. Due to the cessation of its Note sales, the Company has experienced an immediate need for alternative funding for the completion of development and repayment of debt on its current projects. This need led to the filing of a voluntary Chapter 11 Bankruptcy filing in the San Diego Federal Bankruptcy Court on October 23, 2001.

In the schedules filed with the bankruptcy court, the Company listed approximately $86,000,000 in assets and roughly $33,000,000 in total debt. The Company's total assets listed in the bankruptcy schedules are based on current market values per U.S. appraisals, versus the assets listed on a cost basis in the Company's audited year end April 30, 2001 balance sheet in accordance with GAAP. The filing of the Chapter 11 proceeding allows the Company an automatic stay from its creditors.

The largest asset listed in the Company's Chapter 11 schedules is the ownership of 100% of the stock in Planificacion Desarrollos de Jatay, S.A. de C.V. ("Planificacion"), a Mexican corporation, valued at $49,000,000. Planificacion was formed for the sole purpose of buying, owning and developing the Hills of Bajamar. The Hills of Bajamar property is a 2,500-acre parcel located in the Municipality of Ensenada, on the Pacific Ocean side of Baja California, Mexico, roughly 50 miles south of San Diego, California. The purchase contract completed in 1992, through Planificacion, provides for an overall purchase price of $6,000,000 for the 2,500 acres ($2,400 per acre or $.60 per sq. meter). The property is being purchased on a gradual basis in 247-acre increments at $600,000 apiece. As of April 30, 2001, the Company had purchased and taken title to a total of approximately 750 acres and the unpaid balance
of roughly 1,750 acres remains in trust with Banco Ixe.   A certified
U.S. appraisal completed in March of 2001 valued the property in excess of $23,333 per acre. The purchase terms were negotiated in 1991 prior to four events: (1) the passage of NAFTA; (2) the liberalization of foreign ownership of land in Mexico; (3) the California Department of Real Estate issuing a decree that the advertisement in California for sale of foreign homes and land is no longer subject to their jurisdiction; and (4) the mega-developments in the area (see below).

The Hills of Bajamar property is located in the region that has become known as "the Gold Coast" because of the current and planned developments. New developments in the region include: (1) access to U.S. title insurance; (2) access to U.S. mortgage money; (3) a $200 million plan to privatize and expand the port of Ensenada, which is underway and is to include a 70 mile railroad link to the United States, Baja California's first container- handling facility, and a new passenger cruise ship terminal, which is also under construction; (4) a $400 million power plant that will generate 440 megawatts, enough to power one million homes, to be built in the Rosarito and Ensenada area; (5) the possible legislation of casino gaming which would be a tremendous windfall for the Mexican economy and the Baja California coast; (6) construction is under way on Puerto Salina, a reported $150 million, 600-boat marina that is located just one mile north of the Hills of Bajamar or 46 nautical miles south of San Diego; (7) Fox Studios has built a movie studio located on a 150-acre site just north of the Hills of Bajamar with a project cost in excess of $55 million for the filming of the movie, the Titanic. There are many additional movies scheduled for filming at this same studio. Fox recently announced the addition of "Fox World", a $100 million theme park to the studio.

Sales

GMA International, a world-renowned master planner, was retained to develop a master plan for the first 1,250 acres named, Vinas de Bajamar, which is now finalized. The zoning has been approved and a construction company has been retained to start cutting the roads in accordance with the master plan. This allows the Company to launch a 1,400 residential lot sales program.

The Company plans to sell the lots starting at $20,000 to $30,000 each with 10% down and zero interest financing for 8 years. Upon full sell out of the 1,400 residential lots, the projected gross revenues would exceed $35 million with total down payments of $3.5 million and annual mortgage payments of roughly $4 million. However, to raise immediate capital the Company has released a limited number of lots at a cash price of $6,000 each. The Company is currently filming the property with digital technology and anticipates including these images with the master plan and lot map to support sales on its web site as soon as it is available. Stewart Title of Houston, Texas will be doing all of the title work for this property.

The roads and utilities to the Hills of Bajamar are anticipated to be completed by Promar, S.A. de C.V., a Mexican development company, pursuant to a contract and in accordance with the master plan. The Company has been informed by Promar that the improvements to the property will be completed by a U.S. construction company, which also has been contracted by Promar to build a new international airport 7 miles to the southeast of the property. The improvements are to be paid by Promar as an additional cost to the airport. This will significantly enhance the Hills of Bajamar, while allowing Promar access to the airport from the main coast highway by way of a toll road off ramp through a portion of the Hills of Bajamar.

The Company believes that the sale of residential lots and revenues generated from construction of homes on these lots within its Vinas de Bajamar development over the next 12 months will result in immediate, long-term and consistent revenues to support the Company's operations through its reorganization and provide cash flow to pay off 100% of its creditors.

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

The bank filed its appeal on June 16, 1999. We filed our answer to their appeal September 16 1999, oral arguments were held on September 6, 2000 and we received notice from the Appellate Court that the case would be sent back to the State Court for retrial.

Silver Pointe Investments, LLC

Sliver Pointe Investments, LLC provided the remaining $750,000 bridge loan to complete the acquisition of the Portal Del Mar property. The six-month loan was due in January, 2000. In October of 2001, the lender that provided the remaining $750,000 to close escrow, converted their loan to a 33 1/3% equity position in the project, leaving a 33 1/3% equity position to the Company and a 33 1/3% to Bersain Guttierrez. The parties are now attempting to develop a plan for completion of the project.

Commercial Money Center

This was a loan against the MRI equipment at the Greater San Diego MRI Center. The Company is liable for a $250,000 judgment.

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

New England International Surety

As stated, to implement its business strategy, the Company initially funded acquisitions, development and general working capital by issuing a Private Placement of nine-month Corporate Notes at 10% interest per annum. The nine-month promissory note program and the bonding company, New England International Surety, was brought to the Company by the investment banking firm, Johnson, Richards & Company, Inc., and the Company relied on representations made by that firm that a federal exemption was available under the right terms and conditions. The investors principal and interest were guaranteed by the Company and further bonded by New England International Surety Co., for up to $15 million. The Company collateralized the $15 million in bonding from New England International Surety Co. with a portion of its Hills of Bajamar property and paid over $1,000,000 in bonding fees. As of July 31, 2001 the Company had roughly $12,000,000 in Corporate Notes outstanding, of which all are due. New England International Surety Co. has not performed and the matter has been turned over to legal counsel to pursue the recovery of the bonding fees through litigation. The Company previously withdrew its collateral when New England could not comply with the bonding agreements.

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

By April 30, 2001, when Senior Care was unable to make the scheduled $10,000,000 cash down payment, the Company on May 5, 2001 terminated their agreements. Subsequently, at the request of Senior Care, they revised the agreements to state the overall purchase would be dictated by terms and conditions Senior Care could negotiate, with Capital Trust's, approval to payoff the $8,000,000 loan. Once those agreements became effective, Senior Care was to finalize agreements with Capital Trust and upon its approval the Company would call a Board of Directors meeting to seek approval and if approved, set a closing date. This never occurred and subsequently the Company once again terminated all relations with Senior Care on July 2, 2001.

As the payoff of this loan has been the most pressing issue facing the Company and to assure the release of Tri-National's corporate guarantee, as well as the personal guarantees given by Michael Sunstein and his wife, Dr. Jerry Parker and his wife and Lic. Bersain Gutierrrez and his wife and the subsequent judgments secured by Capital Trust in the amount of $8,300,000 held against each of these parties-individually and collectively, the Contract for Deed for Plaza Rosarito, as stated, was subject to the approval of Capital Trust. Capital Trust has never accepted any of the offers submitted by Senior Care and continues to enforce both the corporate and personal guarantees and judgments. In addition, Capital Trust has requested and been granted a State of California court appointed receiver. The receiver's sole responsibility was to place a mortgage on Plaza Rosarito on behalf of Capital Trust, which could replace the corporate and personal gurantees and subsequent judgments. As detailed in our last Annual Report, at the time the loan was made to complete this acquisition, there was never a mortgage placed on the any of the properties that comprise Plaza Rosarito primarily the 187,500 square foot shopping center and the 15 acres of beachfront land, leaving the property free of all liens and encumbrances and Capital Trust's $8,000,000 loan effectively unsecured by Plaza Rosarito.
However, Capital Trust acknowledges that the Company never took advantage of the situation as we could have by securing a construction loan and placing a subsequent lien on the property in front of Capital Trust.

This was a moral dilemma for Tri-National management since the opportunity was obvious, and the need for such funding was paramount, but Capital Trust was ethically if not legally entitled to a mortgage based on the original contracts for their $8,000,000 loan. After consideration, the Company chose not to abuse the situation and continues to work to resolve the situation in a way that serves both parties.

In spite of all the facts and documents to the contrary, Senior Care is now claiming all of the Purchase Offers that were previously executed were not subject to either Board of Director or Capital Trust, Inc. approval. Further, it was of the recent opinion of Judge Strauss of the California State Court in San Diego that indeed the transaction had not closed and then issued a restraining order against Senior Care Industries, Inc. and its officers and directors from making any further actions regarding this property.

Subsequently, Senior Care advised Tri-National that it fully intended to proceed with the Tender Offer it issued on May 22, 2001, wherein Senior Care Industries, Inc. (OTC BB: SENC) filed an initial Form TO-T with the U.S. Securities and Exchange Commission making and elaborating an offer to buy up to 51% of the outstanding common stock of Tri-National Development Corp. (OTC BB:TNAV). "Senior Care is offering to buy up to 51% of the outstanding Common shares of Tri-National Development Corp., or approximately 20,000,000 common shares. The terms of the offer are as follows: For every three (3) shares of Tri-National common stock that are tendered, Senior Care is offering one (1) share of Senior Care common stock plus one (1) warrant giving the holder the right at the holder's option to purchase one (1) additional share of Senior Care common stock for a period of one year by the payment of $1.00 to Senior Care".

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

Senior Care has announced that it chose to move forward with the tender offer regardless of the termination of the sale of assets. If Senior Care is successful in acquiring 51% of the Company through the tender offer, they would acquire controlling interest in the Company, thereby controlling the assets in the proposed sale without ever closing the escrow or providing any cash payments to the Company, and without Board of Directors approval or a shareholders meeting to vote on the transaction.

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

Further, on September 12, 2001 the Company filed an answer to the involuntary bankruptcy petition filed by Senior Care against the Company on August 23, 2001. Senior Care's filing of the involuntary bankruptcy petition is yet another deliberate attempt to control the assets of the Company without delivering on any of the financial commitments previously made. The Company asserts in its answer that Senior Care filed the petition in bad faith, knowing that several of the alleged creditors were not creditors of Tri-National, and the Company is also asking for a judgment against Senior Care for costs, attorney fees and punitive damages.

On October 23, 2001, the Company filed a voluntary Chapter 11 bankruptcy petition in the San Diego Bankruptcy Court. The petition was accompanied by all of the schedules of Tri-National's assets and debts, its statement of affairs and a list of its shareholders.

According to the schedules, the current market value of Tri-National's assets is approximately $86 million, while its debts, both secured and unsecured, total approximately $33 million. The reason for the filing is apparent from a reading of the schedules: Tri-National has valuable, unencumbered land, but no cash with which to satisfy the claims of its creditors.

The Company has retained Colin Wied, a top San Diego attorney and past president of the State Bar of California and San Diego County Bar Associations with 35 years of legal experience and vast bankruptcy knowledge, to pursue this matter on its behalf. The Company intends to take aggressive action to defend itself and its shareholders and creditors.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULT OF SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders for a vote during the six months ended October 31, 2001.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON Form 8-K

     (a) REPORTS ON FORM 8-K. For the six months ended October 31, 2001, two reports on Form 8-K was filed by the Company on October 26, 2001, July 10, May 29, 2001 and May 24, 2001 and
          are incorporated by reference herein.

     (b) EXHIBITS. The following exhibits are filed as a part of this report:


SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, California, on this 27th day of December, 2001.

Tri-National Development Corp.,
a Wyoming Corporation



/s/ MICHAEL A. SUNSTEIN
BY:       Michael A. Sunstein
TITLE:    Chief Executive Officer,
          President, Treasurer, and Director


/s/ JASON A. SUNSTEIN
BY:       Jason A. Sunstein
TITLE:    Senior V.P.,
          Secretary