Form 10QSB
period 2002-01-31
TRI NATIONAL DEVELOPMENT CORP
filed 2002-03-18
CIK 1034415

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the nine months ended January 31, 2002

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [x]

As of January 31, 2002, 83,468,562 shares of the registrant's common stock were outstanding. The aggregate market value of the Registrants's free-trading common stock, held by non-affiliates on March 15, 2002 was approximately $1,086,714 based on the closing price of the stock on March 15, 2002.

                     TRI-NATIONAL DEVELOPMENT CORP.
                               FORM 10-QSB
               FOR THE NINE MONTHS ENDED JANUARY 31, 2002



PART I - FINANCIAL INFORMATION

                                                                     PAGE
                                                                     ----

ITEM 1.   Financial Statements (Unaudited)



A)   Consolidated Balance Sheets as of January 31, 2001 and 2002       4

B)   Consolidated Statements of Income for the nine months
     ended January 31, 2001 and 2002                                   5

C)   Consolidated Statements of Cash Flows for the nine months
     ended January 31, 2001 and 2002                                   6

D)   Consolidated Statement of changes in Stockholders' Equity
     For the nine months ended January 31, 2002                        7

D)   Notes to the Financial Statements                                 8



ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          22



                       PART II - OTHER INFORMATION



ITEM 1.   Legal Proceedings                                            24
ITEM 2.   Changes in Securities and Use of Proceeds                    29
ITEM 3.   Default of Senior Securities                                 29
ITEM 4.   Submission of Matters to a Vote of Security Holders          29
ITEM 5.   Other Information                                            29
ITEM 6.   Exhibits and Reports on Form 8-K                             29



Signatures                                                             29

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Tri-National Development Corporation
Consolidated Balance Sheet
At January 31, 2002 and 2001

Assets:                                                Jan 31, 02          Jan 31, 01
-------                                                ----------          ----------
Current  assets:
----------------
Cash in banks                                        $      8,125        $     90,422
Cash in banks - Restricted (Note 2)                       114,692              93,070
Accounts receivable, net (Note 3)                          42,500           1,706,026
Assisted living-Youngtown (Note 4)                              -          12,334,792
Citizens Business Bank Judgment Receivable (Note 5)             -           6,260,602
                                                     ------------        ------------
   Total current assets                                   165,317          20,484,912
                                                     ------------        ------------

Investments:
------------
NetRom, Inc. convertible preferred stock (Note 6)               -           1,292,794
Viper convertible preferred stock (Note 7)              1,150,000           3,000,000
MRI medical diagnostics, Inc. (Note 8)                          -              18,185
Hills of bajamar (Note 9)                               4,978,218           4,943,717
Plaza resort timeshares (Note 10)                      14,648,501          14,645,085
Assisted living-Other Locations in process (Note 11)      450,000           5,454,013
Plaza rosarito (Note 12)                               11,507,157          12,248,877
Portal del mar condominiums (Note 13)                     573,012           1,484,232
Hall of fame fitness center (Note 14)                           -                   -
Alpine Gardens East (15)                                        -           4,371,005
International health network (Note 16)                          -                   -
                                                     ------------        ------------
   Total investments                                   33,306,888          47,457,908
                                                     ------------        ------------

Other assets:
-------------
Capitalized equipment lease                                     -             441,300
Property, furniture, and equipment, net                         -               3,168
Other Assets                                                    -              63,828
                                                     ------------        ------------
   Total other assets                                           -             508,296
                                                     ------------        ------------
   Total Assets                                      $ 33,472,205        $ 68,451,116
                                                     ============        ============

Liabilities and stockholders' equity:
-------------------------------------
Current liabilities:
--------------------
Accounts payable and accrued liabilities             $  4,551,391        $  3,660,346
Citizens Business Bank Judgment expenses (Note 5)               -           3,257,295
Loans payable-short term-1 year or less (Note 17)      12,021,223          31,790,364
                                                     ------------        ------------
   Total current liabilities                           16,572,614          38,708,005


Deferred revenue                                                -           4,585,115
Judgments Payable (Note 18)                             9,397,940
Notes payable-net of current portion (Note 19)          9,079,055          15,919,735
                                                     ------------        ------------
   Total Liabilities                                   35,049,609          59,212,855
                                                     ------------        ------------

Stockholders' equity:
---------------------
Common stock (100,000,000 Authorized 93,496,798
 Outstanding)                                          15,641,344          15,973,706
Paid in Capital                                                 -           1,431,142
Retained Earnings (Deficit)                           (17,218,747)         (8,166,587)
                                                     ------------        ------------
   Total stockholders' equity                          (1,577,403)          9,238,261
                                                     ------------        ------------

Total Liabilities and Stockholders' Equity           $ 33,472,205        $ 68,451,116
                                                     ============        ============


The accompanying notes are an integral part of the consolidated financial Statements.

                                    4

Tri-National Development Corporation
Consolidated Statement of Income
For nine months ended January 31, 2002 and 2001

                                                            For nine months ended
                                                     ----------------------------------
                                                     January 31, 02      January 31, 01
                                                     --------------      --------------
Revenues:
---------

   Revenues                                          $     52,225        $     12,004
                                                     ------------        ------------

Operating Expenses:
-------------------

  Corporate note expense (Excluding interest)                   -               3,944
  Consulting fees                                          62,951             424,131
  Sales and marketing                                           -              23,458
  Legal, accounting and insurance                          84,837             116,962
  Interest expense                                        876,988           1,103,196
  General and administrative                              550,517             625,115
                                                     ------------        ------------
    Total operating expenses                            1,575,293           2,296,806

                                                     ------------        ------------
Loss from Operations                                   (1,523,068)         (2,284,802)

Other Income and Losses
-----------------------
  Gain on Debt Settlement & Cancellation (Note 20)        535,367
  Writeoff of Investments  (Note 21)                   (2,807,281)                  -

                                                     ------------        ------------
Loss before taxes                                      (3,794,983)         (2,284,802)

less: income tax                                                -                   -

                                                     ------------        ------------
Net income (loss)                                      (3,794,983)         (2,284,802)

Primary:
--------
Income (loss) before extraordinary item              $      (0.05)       $      (0.06)
Extraordinary item                                   $        -          $        -
                                                     ------------        ------------
Net Income                                           $      (0.05)       $      (0.06)
                                                     ============        ============

Fully diluted:
--------------
Income (loss) before extraordinary item              $      (0.05)       $      (0.06)
Extraordinary item                                   $        -          $        -
                                                     ------------        ------------
Net Income                                           $      (0.05)       $      (0.06)
                                                     ============        ============





The accompanying notes are an integral part of the consolidated financial Statements.

                                    5

Tri-National Development Corporation
Consolidated Statement of Cash Flow
For nine months ended January 31, 2002 and 2001

                                                            For nine months ended
                                                     ----------------------------------
                                                       Jan 31, 02          Jan 31, 01
                                                       ----------          ----------
Cash from Operating activities
------------------------------
  Net Income from operations (See reconciliation)    $    (22,429)       $   (659,889)
  Accounts receivable-Trade                                   521               9,818
  Accounts Payable-Trade                                        -                   -
                                                     ------------        ------------
    Net Cash from Operating activities                    (21,908)           (650,071)
                                                     ------------        ------------

Cash used in Investments
------------------------
  Furniture and Equipment                                       -                   -
  Alpine Gardens East                                           -             (75,735)
  MRI Medical Diagnostics                                       -                   -
  Assisted Living-Youngtown                                     -                   -
  Assisted Living-Other Projects                                -          (3,003,497)
  Hills of Bajamar                                        (27,023)           (724,140)
  Plaza Rosarito                                          (17,080)           (255,775)
  Portal Del Mar                                                -                   -
  Hall of Fame Fitness Center Building                          -              50,708
  International Health Network                                  -                   -
  Bajamar Las Perlas Condominiums                               -                   -
  Plaza Resort Timeshares                                       -                   -
  Other Assets                                                  -             (11,840)
                                                     ------------        ------------
    Net Cash used in Investments                          (44,103)         (4,020,279)
                                                     ------------        ------------

Cash provided by Financing
--------------------------
  Notes and Loans Payable                                 (15,805)         (1,671,841)
  Common Stock Private Placements & Warrants               80,972           1,317,510
                                                     ------------        ------------
    Net Cash provided by financing activities              65,167            (354,331)
                                                     ------------        ------------

    Net change in cash and equivalents                       (844)         (5,024,681)
    Cash and equivalents, beginning of period             123,661           5,208,173
                                                     ------------        ------------
    Cash and equivalents, end of period              $    122,817        $    183,492
                                                     ============        ============









The accompanying notes are an integral part of the consolidated financial Statements.
                                    6

Tri-National Development Corporation
Consolidated Statement of changes in Stockholders' Equity
For the periods ended April 30, 2000, 2001 and January 31, 2002

                                                                         RETAINED        TOTAL
                           PREFERRED        COMMON         PAID IN       EARNINGS     STOCKHOLDERS'
                             STOCK          STOCK          CAPITAL       (DEFICIT)       EQUITY
                             -----          -----          -------       ---------       ------
Balance, April 30, 2000    $         -    $13,814,089    $ 1,431,142   $ (5,883,874)   $ 9,361,357

Sales of common stock -
 Private placements                         1,391,741              -                     1,391,740
Common stock issued for
 services                                     243,650
Conversion of debt to
 common stock                                 928,957
Common stock purchased
 by officers                                  270,000
Paid in capital -
 Alpine Gardens East -
 Closed company                                             (803,034)
Paid in capital - Tri-
 National Holdings S.A.
 de C.V. - Correction                                       (628,108)                     (628,108)
Net income (loss)                                                        (8,540,199)
                           -----------    -----------    -----------   ------------    -----------
Balance, April 30, 2001    $         -    $16,648,437    $         -   $(14,424,073)   $ 2,224,364
                           ===========    ===========    ===========   ============    ===========

Sales of common stock -
 Private placements                            80,972                                       80,972
Common stock issued for
 services                                           -
Return of Common Stock to
 Treasury                                    (270,000)
Closed GSDIC Common Shares
 for Discontinued Subsidiary                 (818,065)
Closed Retained Earnings
 (Deficit) for Discontinued
 GSDIC Subsidiary                                                         1,000,309
Net income (loss)                                                        (3,794,983)    (3,794,983)
                           -----------    -----------    -----------   ------------    -----------
Balance, January 31, 2002  $         -    $15,641,344    $         -   $(17,218,747)   $(1,577,403)
                           ===========    ===========    ===========   ============    ===========








The accompanying notes are an integral part of the financial statements.

                                    7

                     TRI-NATIONAL DEVELOPMENT CORP.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE NINE MONTHS ENDED JANUARY 31, 2002 (Unaudited)



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

Furniture and Equipment                      $33,080
Less: Accumulated Depreciation               (33,080)
                                             -------
     Net Book Value                          $     0
                                             =======

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

Earnings per Share

Primary earnings per share have been computed based on the weighted average number of shares and equivalent shares outstanding during each period (83,468,562 and 37,685,464 shares, for the nine months ended January 31, 2002 and January 31, 2001, respectively). The diluted effect of stock options and warrants has been considered in the computation of equivalent shares and is included from the respective dates of issuance.

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

Common Stock Issued as Collateral

As of January 31, 2002, the Company had 19,792,000 issued and outstanding common shares pledged as collateral for loans.

Stock issued to Capital Trust, Inc.

A total of 4,000,000 restricted common shares were issued to Capital Trust, Inc. of New York. There were 500,000 shares issued as a retainer for investment banking services and 3,500,000 shares in connection with the $8 million loan for the closing of Plaza Rosarito (See "BUSINESS"). The 4,000,000 common shares will be canceled upon repayment of the loan. As the 3,500,000 shares were issued for collateral purposes only, they are not included in the issued and outstanding calculations. In addition, 2,000,000 restricted common shares were issued to The A.J. Hester Group, which have been requested to be returned by our legal counsel.

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

Related party Transactions

Certain executive officers, directors and their related interests are loan customers of the Corporation's affiliates. The Securities and Exchange Commission ("SEC") has determined that, with respect to the Corporation and significant subsidiaries (as defined by the SEC), disclosure of borrowings by directors and executive officers and certain of their related interests should be made if the loans are greater that 5% of stockholders' equity, in the aggregate. There were no loans outstanding to officers or directors at January 31, 2002.

Contingent Liability

Due to a lack of funds, the Company has been unable to provide Directors and Officers Insurance to its officers and directors.

NOTE 2.   CASH IN BANKS RESTRICTED

The restricted cash in banks is funds left over from the $8 million loan from Capital Trust, Inc. that the Company did not have signature authority. The funds have since been seized by the receiver (See "LEGAL PROCEEDINGS").

NOTE 3.   ACCOUNTS AND NOTES RECEIVABLE

Notes Receivable
     San Diego Soccer Development Corp.                $  42,500
                                                       ---------
          Total Accounts and Notes Receivable          $  42,500
                                                       =========

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

To reduce its liability during the fourth quarter ending April 30, 2001, the Company successfully completed an assignment of the $13,000,000 defaulted construction loan and accrued interest and penalties to its minority partner in this project in exchange for a reduced participation of 20% of the future net profits after debt service.

NOTE 5.   CITIZENS BUSINESS BANK JUDGMENT RECEIVABLE

In March 1992, the Company advanced $383,064 to MRI Medical Diagnostics, Inc. for a joint venture interest in its subsidiary, MRI Grand Terrace, Inc., a California corporation, to enable it to acquire a retirement hotel located in Grand Terrace, California. In addition to the joint venture interest, the loan was evidenced by a 15% note receivable from MRI Medical Diagnostics, Inc. and a second trust deed and an assignment of rents from MRI Grand Terrace, Inc.. On March 22, 1993, MRI Grand Terrace, Inc. filed a complaint against Chino Valley Bank, now known as Citizens Business Bank (AMEX:CVB), as a result of the purchase of the residential retirement hotel in Grand Terrace from the Chino

Valley Bank. MRI Grand Terrace, Inc. claimed that the sellers of the property (Chino Valley Bank) had failed to disclose that the property's parking lot encroached on the property of the adjacent parcel of land. Contrary to the bank's representations, the Conditional Use Permit (CUP) under which the hotel was operating was in violation, which restricted the ability of TND and MRI Grand Terrace, Inc. to operate, refinance or sell the facility. MRI Grand Terrace, Inc. stopped making mortgage payments to the mortgage holder (the same Chino Valley Bank), which then filed a Notice of Default as an initial step to foreclosure on the property. MRI Grand Terrace, Inc. then sought Bankruptcy protection in July of 1993, and was ultimately dismissed from Bankruptcy in May of 1995. The Chino Valley Bank subsequently sold the property in foreclosure to itself. TND filed it's own action against the Chino Valley Bank in early 1995, claiming that it was defrauded and misrepresented when it advanced the $383,064 for the closing in 1992.
The Company purchased the stock of MRI Grand Terrace, Inc., in an effort to control both lawsuits. As a result of the uncertainty of the final results of the lawsuits, the Company previously wrote off the investment. In May of 1998, TND and MRI Grand Terrace, Inc. received judgments in their favor for fraud, intentional misrepresentation and deceit/negligent misrepresentation in the Superior Court of San Bernardino, California. TND and MRI Grand Terrace, Inc. received judgments totaling almost $5 million dollars, including punitive and compensatory damages, plus pre-trial interest. Beginning May 7th, 1998 the $5 million judgment began accruing, post judgment interest of 10% or $1,400 per day until the full award is paid. A 35% portion of the award is due to the Company's attorney. The attorneys, however, filed for recovery of those fees as an additional award that was heard and approved September 25, 1998. On December 3, 1998, the court awarded the Company an additional $185,000 in legal fees.

The bank filed its appeal on June 16, 1999. We filed our answer to their appeal September 16 1999, held oral arguments on September 6, 2000 and received notice from the Appellate Court that the case would be sent back to the State Court for retrial, which as of March, 2002 was underway.

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

In April of 1999, the Company converted the 1,000,000 shares of Netrom, Inc. preferred shares to 2,320,345 shares of restricted common shares and released for sale shares within the volume limitations pursuant to Rule
144. As of April 30, 2001, the Company had sold 1,820,345 shares at an average price of approximately $.30. The Company owns approximately 100,000 common shares (post 1 for 5 reverse split) with a market price of $.07 per share. Current NetRom, Inc. management is in the process of renegotiating this contract.

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

Taig Ventures, Inc. delivered to Tri-National Development Corp. at closing, 3,000,000 shares of its Convertible Preferred Non-Voting Class B shares at a value of $1.00 per share for a total value of $3,000,000.
The preferred stock accumulates interest at a rate of 15% per annum and is convertible into common stock at $1.00 per share or market price for the 10 day average prior to the date of conversion, whichever is less, but in no event less than $.75 per share. The conversion date is at the option of Tri-National Development Corp., however, no sooner than 12 months from the date of closing and in no case later than 15 days after the common stock of Taig Ventures, Inc. trades at or above $2.00 per share for a period of thirty consecutive days.

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

NOTE 8.   MRI MEDICAL DIAGNOSTICS, INC.

In 1992 the Company sold its wholly owned subsidiary, MRI Medical Diagnostics Inc., a California corporation to Petro-Global, Inc., a Colorado publicly traded corporation. In return, the Company received 6,000,000 restricted common shares of the purchaser, Petro-Global, Inc., plus certain mineral properties and leases. In 1992, the mineral properties were written down to a nil value in the records and the name was changed from Petro-Global, Inc. to MRI Medical Diagnostics, Inc.(MRI-Med). MRI-Med filed for Chapter 11 bankruptcy protection in July 1993 in conjunction with the Chino Valley Bank action (see Note 5). After dividends in kind totaling 2,000,000 shares in 1992 and 1993 to TND shareholders, and due to uncertainty in the underlying value of the remaining 4,000,000 MRI-Med shares held by the Company, the carrying cost of these shares was written-off in 1994. Tri-National Development Corp. filed a reorganization plan on behalf of MRI-Med in August 1995 and, in settlement of the litigation described in Note (5), the Company received 5,900,000 shares of MRI-Med at a deemed value of $0.50 per share, ordered by the U.S. Federal Bankruptcy Court, plus 1,400,000 shares for reimbursement of current expenses. In July of 1997, MRI-Med recapitalized on a 1 for 5 basis. The investment is recorded in the books at a cost of $496,994. The Company declared and paid a stock dividend of 750,000 shares of MRI-Med to TND shareholders of record August 31, 1997 and declared a second stock dividend of an additional 750,000 to TND shareholders of record January 27, 1998. After the stock dividends paid to TND shareholders in 1992, 1993, 1997 and 1998, and shares sold to finance the reorganization, the Company retained approximately 415,000 post-split shares of MRI-Med. In September 2000, MRI-Med completed a reverse merger with HomeZipr, Inc., a Delaware corporation, specializing in providing residential mortgages. MRI-Med subsequently completed a name change to HomeZipr, Inc. and recapitalized its common stock on a 1 for 18 basis. HomeZipr, Inc. now trades on the NASDAQ OTC BB under the symbol, "HZPR". After the last reverse split, the market value of the remaining common shares the Company owns has an effective value of $0.

NOTE 9.   REAL ESTATE DEVELOPMENT PROPERTY: HILLS OF BAJAMAR

The Hills of Bajamar property is a 2,500-acre parcel located in the Municipality of Ensenada, on the Pacific Ocean side of Baja California, Mexico, roughly 50 miles south of San Diego, California. The purchase contract completed in 1992 through the

Company's wholly-owned Mexican subsidiary, Planificacion Desarollos Regional de Jatay, S.A. de C.V. ("Planificacion"), provides for an overall purchase price of $6,000,000 for the 2,500 acres ($2,400 per acre
or $.60 per sq. meter).   The property is being purchased on a gradual
basis in 247-acre increments at $600,000 apiece. In September 1998, the Company, in accordance with its contract, had taken title to its second 247-acre parcel and in September 2000, in accordance with its contract, the Company had taken title to its third 247-acre parcel. The Company retains title to a total of approximately 600 acres with construction rights to all 2,500 acres and the unpaid balance of roughly 1,750 acres
is in trust with Banco Ixe.   Title to additional acres will be released
to the Company as annual payments are made to the seller. In the event the Company is unable to make its scheduled annual payments, the Company maintains ownership of any the property already paid for, while the unpaid property in trust is subject to cancellation and the property will be subject to refinancing under which the Company may be required to pay a significantly higher price per acre. Balance owing on the remaining 1,750 acres is $4,200,000 at $600,000 annually with no interest until 2003.

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

In November of 1999, the Company, through a joint venture agreement, closed and completed escrow to acquire the fully-zoned 22-acre parcel of real property with plans, located in Temecula, California for $4,300,000 for a combination of cash and notes. During the fourth quarter ending April 30, 2001, the joint venture filed for Chapter 11 Reorganization to receive the time required to close on the necessary financing to pay off the bridge loan and provide the construction financing. The joint venture plans were to develop a fully-inclusive senior community that would offer medical facilities, Alzheimer's and dementia care, independent and assisted living and senior single family housing. The joint venture named this project, The Arbors at Temecula. The lender has been attempting to foreclose on this property, which is currently in a Chapter 11 proceeding.

In April of 1999, the Company acquired 2.39 acres of undeveloped land in San Marcos, California for $400,000 (See "Note 18"). The Company planned to develop a 60-unit Alzheimer's care facility.

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

NOTE 13.  PORTAL DEL MAR CONDOMINIUMS

In February of 1999, the Company, through a Mexican subsidiary, signed purchase agreements and provided the $500,000 down payment to acquire Portal Del Mar for $1,250,000. Portal Del Mar is a 112-unit, 2 and 3-bedroom condominium development on 6 acres overlooking the Pacific Ocean in Baja California, Mexico, just south of Rosarito Beach. The 112 ocean view condominiums are in various stages of completion, with approximately 46 completed. The Company is seeking a financing commitment for $2.5 million to complete the remaining 80 units, add a clubhouse, 3 tennis courts, 2 pools and a spa with beach access and palapas. Each condo completed is intended to include an oversize terrace with ocean views. Comparable condominiums located across the road are selling in the $250,000 range. The Company arranged financing for the remaining $750,000 of acquisition cost and closed escrow on this property in June of 1999. In October of 2001, the lender that provided the remaining $750,000 to close escrow, agreed to convert their loan to a 33 1/3% equity position in the project. The parties are attempting to develop a plan for completion of the project.

The Company anticipated starting timeshare sales at $5,000 per week with a $1,500 down payment and the balance at 12% over 7 years. Upon full sell out of the 6,222 weeks at an average price of $5,000, the projected gross revenues could exceed $31 million with down payments of $9 million and annual mortgage payments of approximately $2.5 million.

NOTE 14.  HALL OF FAME FITNESS CENTER

In February of 1999, the Company, through a Mexican subsidiary, signed purchase agreements and provided a non-refundable $50,000 down payment to acquire the former Banco Atlantico building for $950,000. The former Banco Atlantico building is a 20,000 square foot, 2-story commercial building in the heart of the banking district in Tijuana, Mexico. With a primary focus of restructuring the $8 million loan with Capital Trust, the Company cancelled the $50,000 down payment and has subsequently elected not to move forward with this project.

NOTE 15.  ALPINE GARDENS EAST, INC.

Alpine Gardens East, Inc. ("AGE") is a Nevada corporation created to acquire and develop senior and assisted living facilities primarily in the S.W. United States. In January of 1998, the Company acquired 51% of this corporation for a combination of $270,500 in cash and 864,500 shares of Class B Series B preferred stock. The Class B Series B preferred stock was converted into subordinated 15% Convertible debentures. The Debentures were subsequently converted to 864,500 common shares during year end April 30, 2000. AGE facilities were expected to combine housing, minimum health care and personal support for elderly residents who need assistance with certain activities of daily living, without the need of a complete nursing facility. The Company reduced the value of this investment to zero, as it no longer maintains a majority interest in the Youngtown Gardens (See Note 9) and its joint venture regarding Temecula is in foreclosure. The Company negotiated an agreement to eliminate all liabilities relative to Youngtown in exchange for a 20% participation of any future profits.

NOTE 16.  INTERNATIONAL HEALTH NETWORKS, INC.

International Health Networks, (IHN) is Nevada corporation and a majority-owned non-active entity of the Company. IHN was intended to be a multitude of U.S. medical services designed for Mexico that the Company has envisioned for the past several years as the magnet for attracting the retiree market in Baja California, Mexico.

The primary focus for IHN has been to build a planned medical campus on Hills of Bajamar property. The medical campus was originally conceived by the Company in 1997 and called for 150 acres at the south end of the property. The Company would retain the construction rights to build all required facilities on the combined 250 acres and maintain a property management contract. The campus would include an acute care hospital associated with a recognized U.S. medical provider, a medical school complete with dormitories, class rooms and auditorium, medical exhibition center, R & D facilities for pharmaceutical industry and facilities for long-term care combined with anti-aging and wellness programs. This campus would be important not only to the region, but to the Company's desire to create a retirement mecca on its properties. This entity is currently on hold.

NOTE 17.  LOANS PAYABLE SHORT-TERM

The Company has made private offerings of its securities, consisting of its common stock, as well as issuing nine-month corporate notes ("Notes"), in reliance on exemptions from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The Company became the subject of a cease and desist order issued by the Wisconsin Securities Division, based on sales of its Notes to Wisconsin residents. The nine-month promissory note program was brought to the Company by the investment banking firm, Johnson, Richards & Company, Inc., and the Company relied on representations made by that firm that a federal exemption was available under the right terms and conditions. With the proceeds being used for specific projects etc., the Notes were considered commercial paper and exempt from securities registration. Although the Company believes it properly met the criteria for exemption, because it used the proceeds to acquire real estate and is arguing that the sales met the requirements of the Wisconsin private offering exemption, it has paid off all of the Notes due in Wisconsin. The Company has also agreed to a voluntary cease and desist order in California, North Carolina and Connecticut with respect to sales of those same Notes in those States. The California Department of Corporations and the North Carolina Department of Corporations both required the Company to offer rescission to investors and all California and North Carolina investors accepted that rescission offer. This required the Company to repay all California and North Carolina investors their principal only, which the Company began paying. None of the State orders prohibit future registered, exempt or qualified sales of the Company's securities.

Additionally, the Louisiana Commissioner of Securities is currently examining the sales of the Notes to its residents. In the event that it is found that the sales did not meet the requirements of applicable exemptions from registration, it is likely their position will be that the Company must refund all investments in the Notes to Louisiana purchasers. The Company issued approximately $1,500,000 in Notes to Louisiana investors. The Company already began paying Notes due in Louisiana. There can be no absolute assurance, however, that the violations will in fact be cured in the intended manner and therefore it is possible that further remedial action may be required.

Because the Company has relied on federal and state exemptions for placement of its Notes, other states may find that the Company did not comply with the various blue sky exemptions. The consequences of any such violations may vary from state to state, but could include the requirement that the Company rescind some or all of the sales in such states at the request of the affected subscribers and prepare formal registration statements and/or other documentation at the request of the securities regulators. Additionally, the Company and/or its officers may be subject to civil and/or criminal fines or penalties including, but not limited to, a sanction with regard to the Company's ability to make any public offering in the future. It is believed that the Company can continue its operations through its development of cash and revenues from its ongoing operations.

Short-term notes payable at January 31, 2002, consisted of the following:

    Corporate Notes payable
       9-month notes, interest at 10%,
       currently overdue                               $11,367,167

    Notes payable, short term - currently overdue
       interest at 10%, due January 31, 2001               654,056
                                                       -----------

TOTAL                                                  $12,021,223
                                                       ===========

NOTE 18.  JUDGMENTS PAYABLE

Capital Trust, Inc.                                    $ 8,432,183
Funding Associates                                         265,757
Commercial Money Center                                    250,000
First Regional Bank, FBO Norman Lizt                       450,000
                                                       -----------
                                                       $ 9,397,940
                                                       ===========

NOTE 19.  NOTES PAYABLE

Long-term notes payable at January 31, 2002, consisted of the following:

    8% note payable and cash payable to
       DUBSCA upon closing of vacation
       ownership (timeshare) project                   $ 9,079,055
                                                       -----------
TOTAL                                                  $ 9,079,055
                                                       ===========

NOTE 20.  INCOME

Revenues generated for years 2001 and 2002:

                                                4/30/01     4/30/00
                                                -------     -------

Interest Income - Morgan Stanley Dean Witter    $   933     $  1,177
Greater San Diego Imaging Center - MRI Fees      11,127      193,402
                                                -------     --------
    Total Income                                $12,060     $194,579
                                                =======     ========

NOTE 21.  WRITE-DOWN OF INVESTMENTS

Write down of investment in Alpine Gardens East, Inc.     $1,441,980
Write down of investment in Viper Networks, Inc.           1,850,000
Write off of investment in Carlsbad property                 145,291
Write off doubtful accounts from Greater San Diego
 Imaging Center                                              123,389
                                                          ----------
    TOTAL                                                 $3,560,000
                                                          ==========

NOTE 22.  WRITE-DOWN OF MARKETABLE SECURITIES

Write down of NetRom Common Stock                         $1,292,794
Write off of MRI Medical Diagnostics, Inc. Common Stock       18,185
                                                          ----------
    TOTAL                                                 $1,310,979
                                                          ==========

NOTE 23.  JUDGMENT LOSSES

Capital Trust, Inc.                                       $432,183
Commercial Money Center                                    265,757
Funding Associates                                         250,000
                                                          --------
    TOTAL                                                 $947,940
                                                          ========

NOTE 24.  LOSS ON SALE OF SECURITIES

As of April 30, 2001, the Company has sold 1,820,345 common shares of NetRom, Inc. at an average price of approximately $.30, for a loss of approximately $1,251,978. The Company owns approximately 100,000 common shares (post 1 for 5 reverse split) with a market price of $.05 per share.

NOTE 25.  EXTRAORDINARY ITEM, NET OF TAX

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

Future minimum operating lease payments as of January 31, 2002 are as follows:

     2002                                    $210,700
     2003                                     252,840
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

Plan of Operation

Background

To date, the Company has obtained funds for the acquisition of its properties from the sale of common stock and the issuance of 9-month promissory notes ("Notes"). Recently, state and federal securities regulators have begun to target nine-month note programs, primarily being offered by sham and/or start-up companies. The Company has agreed to voluntarily cease sales of its Notes, although management feels that the program met the requirements of federal and state exemptions from registration for sales of commercial paper. Due to the cessation of its Note sales, the Company has experienced an immediate need for alternative funding for the completion of development and repayment of debt on its current projects. This need, coupled with Senior Care Industries filing of an Involuntary Chapter 11 in August 2001 against Tri-National, led to the need to file a voluntary Chapter 11 Bankruptcy filing in the San Diego Federal Bankruptcy Court on October 23, 2001.

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

The largest asset listed in the Company's Chapter 11 schedules is the ownership of 100% of the stock in Planificacion Desarrollos de Jatay, S.A. de C.V. ("Planificacion"), a Mexican corporation, valued at $49,000,000. Planificacion was formed for the sole purpose of buying, owning and developing the Hills of Bajamar. The Hills of Bajamar property is a 2,500-acre parcel located in the Municipality of Ensenada, on the Pacific Ocean side of Baja California, Mexico, roughly 50 miles south of San Diego, California. The purchase contract completed in 1992, through Planificacion, provides for an overall purchase price of $6,000,000 for the 2,500 acres ($2,400 per acre or $.60 per sq. meter). The property is being purchased on a gradual basis in 247-acre increments at $600,000 apiece. As of April 30, 2001, the Company had purchased three parcels of which it retains title to 600 acres and the unpaid
balance of roughly 1,750 acres remains in trust with Banco Ixe.   A
certified U.S. appraisal completed in March of 2001 valued the property in excess of $23,333 per acre. The purchase terms were negotiated in 1991 prior to four events: (1) the passage of NAFTA; (2) the liberalization of foreign ownership of land in Mexico; (3) the California Department of Real Estate issuing a decree that the advertisement in California for sale of foreign homes and land is no longer subject to their jurisdiction; and (4) the mega-developments in the area (see below).

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

Sales

GMA International, a well respected master planner, was retained to develop a master plan for the first 1,250 acres named, Vinas de Bajamar, which is now finalized. The zoning has been approved and a construction company has been retained to start cutting the roads in accordance with the master plan. This allows the Company to launch a 1,400 residential lot sales program.

The Company plans to sell the lots starting at $20,000 each with 10% down and zero interest financing for 8 years. Upon full sell out of the 1,400 residential lots, the projected gross revenues would exceed $35 million with down payments of $3.5 million and annual mortgage payments of roughly $4 million. However, to raise immediate capital the Company has released a limited number of lots at a cash price of $6,000 each. The Company is currently filming the property with digital technology and anticipates including these images with the master plan and lot map to support sales on its web site as soon as it is available. Stewart Title of Houston, Texas will be doing all of the title work for this property.

The roads and utilities to the Hills of Bajamar are planned to be completed by Promar, S.A. de C.V., a Mexican development company, pursuant to a contract and in accordance with the master plan. The Company has been informed by Promar that the improvements to the property will be completed by a U.S. construction company, which also has been contracted by Promar to build a new international airport 7 miles to the southeast of the property. The improvements are to be paid by Promar as an additional cost to the airport. This will significantly enhance the Hills of Bajamar, while allowing Promar access to the airport from the main coast highway by way of a toll road off ramp through a portion of the Hills of Bajamar.

The Company believes that the sale of residential lots and revenues generated from construction of homes on these lots within its Vinas de Bajamar development over the next 12 months will result in immediate, long-term and consistent revenues to support the Company's operations through its reorganization and provide cash flow to begin the payback of the planned 100% return to its creditors.

                       PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Citizens Business Bank Lawsuit and Subsequent $5 Million Award

On August 14, 1998, Tri-National and its wholly owned subsidiary, MRI Grand Terrace, Inc., appeared in the Superior Court of San Bernardino before the Honorable Barry Plotkin, to hear Chino Valley Bank, now known as Citizens Business Bank (AMEX:CVB), attempt to attack the judgment of approximately $5,000,000 signed by Judge Plotkin on June 3, 1998. Tri-National successfully defeated the bank's motion for a new trial, as well as a motion for the Judge to set aside the jury's verdicts reached on May 7, 1998. In denying Citizens Business Bank's motions, the court upheld the jury's respective verdicts of 12 to 0 and 11 to 1, wherein they found the bank guilty of fraud and negligent misrepresentation in connection with the sale of the Grand Terrace Retirement Hotel to
Tri-National and MRI Grand Terrace, Inc. in 1992.   On August 17, 1998,
the bank posted a $7.5 million bond to allow time to decide whether or not to start the appeal process. Post judgment interest against the bank continued at the rate of approximately $500,000 per year. Citizens Business Bank has a total net worth of approximately $100 million.

Additionally, Tri-National's motion for attorney fees and costs was heard and approved on September 25, 1998. On December 3, 1998, the court awarded the Company an additional $185,000. These costs were in addition to the $5,000,000 judgment for punitive and compensatory damages, including pre-trial interest.

The bank filed its appeal on June 16, 1999. The Company filed its answer to their appeal on September 16, 1999. Oral arguments were held on September 6, 2000 and the Appellate Court, based on their finding of inconsistent jury verdicts, returned the case to the State Court for retrial. The case is currently proceeding toward retrial.

Silver Pointe Investments, LLC

Sliver Pointe Investments, LLC provided the remaining $750,000 bridge loan to complete the acquisition of the Portal Del Mar property. The six-month loan was due in January, 2000 at which point Silverpoint began legal proceedings to recover their funds. The parties then agreed to a joint venture to resolve the dispute. The parties continue to have issues resolve prior to proceeding.

Commercial Money Center

This was a loan against the MRI equipment at the Greater San Diego MRI Center, which the Company withheld payments for due to consequential legal theories, which will be resolved in court. The Company is liable for a $250,000 judgment.

Short Term Corporate Notes

The Company had issued nine-month corporate notes ("Notes"), in reliance on exemptions from the registration requirements of the Securities Act of 1933 and applicable state securities laws. Recently, the Company became the subject of a cease and desist order issued by the Wisconsin Securities Division, based on sales of its Notes to Wisconsin residents. The nine-month promissory note program was brought to the Company by the investment banking firm, Johnson, Richards & Company, Inc., and the Company relied on representations made by that firm that a federal exemption was available under the right terms and conditions. With the proceeds being used for specific projects etc., the Notes were considered commercial paper and exempt from securities registration. Although the Company believes it properly met the criteria for exemption, because it used the proceeds to acquire real estate and is arguing that the sales met the requirements of the Wisconsin private offering exemption, it has paid off all of the Notes due in Wisconsin. The Company has also agreed to voluntary cease and desist orders in California, North Carolina and Connecticut with respect to sales of those same Notes in those States. The California and North Carolina Department of Corporations required the Company to offer rescission to their respective investors regarding the issuance of the notes and all California investors accepted that rescission offer. This required the Company to repay all California investors their principal only, which the Company had started paying.
The State orders do not prohibit future registered, exempt or qualified sales of the Company's securities in those States.

Additionally, the Louisiana Commissioner of Securities is currently examining the sales of the Notes to Louisiana residents. In the event that it is found that the sales did not meet the requirements of applicable exemptions from registration in Louisiana, it will probably be the position of the State of Louisiana that the Company must refund all investments in the Notes to Louisiana purchasers. The Company issued approximately $1,500,000 in Notes to Louisiana investors. The Company has paid some of the Notes due in Louisiana. There can be no assurance, however, that the violations will in fact be cured and therefore it is possible that further remedial action may be required.

Because the Company has relied on federal and state exemptions for placement of its Notes, it is possible that other states may find that the Company did not comply with the various blue sky exemptions. The consequences of any such violations may vary from state to state, but could include the requirement that the Company rescind some or all of the sales in such states at the request of the affected subscribers and prepare formal registration statements and/or other documentation at the request of the securities regulators. Additionally, the Company and/or its officers may be subject to civil and/or criminal fines or penalties including, but not limited to, a sanction with regard to the Company's ability to make any public offering in the future. It is believed that the Company can continue its operations through its development of cash and revenues from its ongoing operations.

New England International Surety

As stated, to implement its business strategy, the Company initially funded acquisitions, development and general working capital by issuing the aforementioned nine-month Corporate Notes at 10% interest per annum. The investors principal and interest were guaranteed by the Company and further bonded by New England International Surety Co., for up to $15 million. The Company agreed to collateralize the $15 million in bonding from New England International Surety Co. with a portion of its Hills of Bajamar property. Additionally, it was required to pay over $1,000,000 in bonding fees. As of July 31, 2001 the Company had roughly $12,000,000 in Corporate Notes outstanding, of which all are due. The Company intended to repay the principal and interest with cash flow generated from operations, property specific mortgages and the sale of its Series B Convertible Debentures. New England International Surety Co. has not performed and the matter has been turned over to legal counsel to pursue the recovery of the bonding fees through litigation. The Company previously withdrew its collateral when New England could not comply with the bonding agreements, by failing to repay even one single penny to any of the investors that had relied on their guarantee. This in spite of numerous requests and meetings for that purpose by the Company and many of the noteholders.

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

By April 30, 2001, when Senior Care was unable to make the scheduled $10,000,000 cash down payment, the Company on May 5, 2001 terminated their agreements. Subsequently, at the request of Senior Care, they revised the agreements to state the overall purchase of the various assets would be dictated by whatever terms and conditions Senior Care could negotiate with Capital Trust's approval to payoff the $8,000,000 loan, which terms would then be required to be presented for approval to Tri-National Development Corp., the parent company, and its subsidiaries Board of Directors for their approval. Presuming the required approvals being sought were gained after the various Board of Directors meetings, the Company and Senior Care would have set a mutually acceptable closing date. Senior Care never reached agreement with Capital Trust and consequently none of the approvals were ever gained and subsequently the Company once again terminated all relations with Senior Care effective close of business on July 2, 2001.

The payoff of this $8,300,000 Judgment to Capital Trust has been the most pressing issue facing the Company, as well as to assure the release of Tri-National's corporate guarantee, and the personal guarantees given by Michael Sunstein and his wife, Dr. Jerry Parker and his wife and Lic. Bersain Gutierrrez and his wife and the subsequent judgments also secured by Capital Trust in the amount of $8,300,000 against each of these parties-individually and collectively. Consequently, it was quite obvious why the Contract for Deed for Plaza Rosarito, as stated, was subject to the approval of Capital Trust. Capital Trust never accepted any of the offers submitted by Senior Care and continues to enforce both the corporate and personal guarantees and judgments. In addition, Capital Trust has requested and been granted a State of California court appointed receiver. The receiver's sole responsibility was to place a mortgage on Plaza Rosarito on behalf of Capital Trust, which could replace the corporate and personal gurantees and subsequent judgments.
As detailed in our last Annual Report, at the time the loan was made to complete this acquisition, there was never a mortgage placed on the any of the properties that comprise Plaza Rosarito primarily the 187,500 square foot shopping center and the 15 acres of beachfront land, leaving the property free of all liens and encumbrances and Capital Trust's $8,000,000 loan effectively unsecured as to Plaza Rosarito. However, Capital Trust acknowledges that the Company never took advantage of the situation as we could have by securing a construction loan and placing a subsequent lien on the property in front of Capital Trust.
This was a moral dilemma for Tri-National management since the opportunity was obvious, and the need for such funding was paramount, but Capital Trust was ethically if not legally, entitled to a mortgage based on the original contracts for their $8,000,000 loan. After consideration, the Company chose not to abuse the situation and continues to work to resolve the situation in a way that serves both parties.

Without a successful resolution to pay off Capital Trust, Senior Care attempted to have TND accept 100% of the consideration being offered for the assets be made in shares of their Convertible Preferred stock. As stated previously, after careful consideration, extensive due diligence and the reality of Senior Cares inability to perform, the Board of Directors of the Company refused to accept the terms and risks associated with the last proposal by Senior Care and terminated the entire transaction effective close of business, July 2, 2001.

In spite of all the facts and documents to the contrary, Senior Care is now claiming all of the Purchase Agreements that were previously executed were not subject to either Board of Director or Capital Trust, Inc. approval. Further, it was of the recent opinion of Judge Strauss of the California State Court in San Diego that indeed the transaction had not closed and then issued a restraining order against Senior Care Industries, Inc. and its officers and directors from making any further actions regarding the Companys' properties.

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

The offer stated "Shareholders of the Company may tender their Tri-National common shares at any time after the date of the tender offer, May 22, 2001, up to and including the new extended date of September 30, 2001. It is not anticipated at this time that shareholders will be able to tender their Tri-National common shares after September 30, 2001. If a total of 51% of the common shares of Tri-National are not tendered to Senior Care by September 30, 2001, then Senior Care may at its option (a) extend the offering period, (b) accept the shares which have been tendered, or (c) opt not to accept any tendered shares. If more than 51% of the common shares of Tri-National are tendered to Senior Care by September 30, 2001, then Senior Care may at its option (a) accept the full amount tendered or (b) accept any amount between 51% and the full amount tendered by accepting a fixed and equal percentage of all blocks of shares tendered".

Senior Care announced that it chose to move forward with the tender offer regardless of the termination of the sale of assets. If Senior Care was successful in acquiring 51% of the Company through the tender offer, they would have acquired controlling interest in the Company, thereby controlling the assets in the proposed sale without ever closing the escrow or providing any cash payments to the Company, and without Board of Directors approval or a shareholders meeting to vote on the transaction.

It was the considered and unequivocal opinion of Management and the Board of Directors, after considerable due diligence, that the Tender Offer was absolutely and most clearly not in the best interests of the Company or its shareholders and should be rejected. Senior Care repeatedly had not delivered on commitments it made which were specific conditions of their agreements with Tri-National. They were unable to make any of the above referenced cash payments to which they had committed in order to resolve the Capital Trust debt and thereby free the Company to move forward. We believed there was no benefit to the transaction and that in the long run, shareholders would realize no increased value or improvement of their position at such time as their shares would possibly become liquid and tradable, and that they would in fact have suffered very significant further dilution and loss. The Tender Offer became a hostile takeover attempt, which management believed served no one except the insiders at Senior Care.

After several extensions due to Seniors Cares inability to secure Security and Exchange Commission approval of their filing for the registration of their shares, which was necessary to effect a tender offer, they finally withdrew their tender offer in December of 2001.

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

Further, on September 12, 2001 the Company through its local legal counsel of English and Gloven, filed an answer to the involuntary bankruptcy petition filed by Senior Care on August 23, 2001. Senior Care's filing of the involuntary bankruptcy petition is yet another deliberate attempt to control the assets of the Company without delivering on any of the financial commitments previously made. The Company asserts in its answer that Senior Care filed the petition in bad faith, knowing that several of the alleged creditors were not creditors of Tri-National, and the Company is also asking for a judgment against Senior Care for costs, attorney fees and punitive damages. The case is expected to reach trial sometime in June of 2002 and finally resolve the ownership issue Tri-National's Mexican assets.

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

The Company is represented in the Reorganization by Colin Wied, a top San Diego attorney and past president of the State Bar of California and San Diego County Bar Associations with 35 years of legal experience and vast bankruptcy knowledge, to pursue this matter on its behalf. The Company intends to take aggressive action to defend itself and its shareholders and creditors.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULT OF SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders for a vote during the nine months ended January 31, 2002.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON Form 8-K

     (a) REPORTS ON FORM 8-K. For the nine months ended January 31, 2002, three reports on Form 8-K were filed by the Company on October 26, 2001, July 10, May 29, 2001 and May 24, 2001
          and are incorporated by reference herein.

     (b) EXHIBITS. The following exhibits are filed as a part of this report:

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, California, on this 15th day of March, 2002.

Tri-National Development Corp.,
a Wyoming Corporation


/s/ MICHAEL A. SUNSTEIN
BY:     Michael A. Sunstein
TITLE:  Chief Executive Officer,
        President, Treasurer, and Director