Form 10KSB
period 2002-04-30
TRI NATIONAL DEVELOPMENT CORP
filed 2002-08-15
CIK 1034415

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-KSB

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES AND EXCHANGE ACT OF 1934

                For the fiscal year ended April 30, 2002

                       Commission File No. 0-29164

                     TRI-NATIONAL DEVELOPMENT CORP.
             (Name of Small Business Issuer in its charter)


            WYOMING                                33-0741573
     (State of Incorporation)                     (I.R.S. ID)


                     7960 SILVERTON AVE., SUITE 210
                       SAN DIEGO, CALIFORNIA 92126
         (Address of registrant's principal executive officers)

                             (858) 547-4214
          (Registrant's telephone number, including area code)

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



Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [_]



As of April 30, 2002, 98,071,595 shares of the registrant's common stock were outstanding. The aggregate market value of the Registrants's free-trading common stock, held by non-affiliates on August 14, 2002 was approximately $1,700,000, based on the closing price of the stock on August 14, 2002.

                     TRI-NATIONAL DEVELOPMENT CORP.

                               FORM 10-KSB
                FOR THE FISCAL YEAR ENDED APRIL 30, 2002

                            TABLE OF CONTENTS



                                                                     PAGE
                                                                     ----


                                 PART I

ITEM 1.        Business. . . . . . . . . . . . . . . . . . . . . . . .  3
ITEM 2.        Properties  . . . . . . . . . . . . . . . . . . . . . . 15
ITEM 3.        Legal Proceedings . . . . . . . . . . . . . . . . . . . 16
ITEM 4.        Submission of Matters to a Vote of Security Holders . . 20



                                 PART II

ITEM 5.        Market for Registrant's Common Stock and Related
               Stockholder Matters . . . . . . . . . . . . . . . . . . 21
ITEM 6.        Management's Discussion and Analysis of Results of
               Operations and Financial Condition. . . . . . . . . . . 22
ITEM 7.        Financial Statements and Supplementary Data . . . . . . 24
ITEM 8.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosures. . . . . . . . . . 38



                                PART III

ITEM 9.        Directors and Executive Officers of the Registrant. . . 38
ITEM 10.       Executive Compensation . . . . . . . . . . . . . . . . .41
ITEM 11.       Security Ownership of Certain Beneficial Owners and
               Management . . . . . . . . . . . . . . . . . . . . . . .42
ITEM 12.       Certain Relationships and Related Transaction. . . . . .43


                                 PART IV

ITEM 13.       Exhibits and Reports on Form 8-K . . . . . . . . . . . .43


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

The Company's projects include current and planned developments in Mexico and the United States, with a primary focus on large scale, multi-use projects in Northern Baja California, Mexico. The Company started buying property in 1991 some 50 miles south of the San Diego border, in a region known as the "Gold Coast", the stretch of land in between Tijuana and Ensenada. Since that time, there has been an enormous amount of development in the area, and the Company's property has seen dramatic appreciation. Since then, the Company has significantly added to its real estate holdings in this region through options and purchases of numerous projects, utilizing its long standing relationships and reputation to purchase quality properties at significant values. This allows the Company to become a major force in the ongoing development of this rapidly growing region. The Company sees significant potential synergy between the Baja developments and its senior and assisted living investments as the Company works with strategic partners to bring U.S. quality medical care to Baja, thereby allowing the provision of senior and assisted living facilities at a greatly reduced cost relative to similar U.S. properties.

The Company was founded in 1988 by Michael Sunstein and became a publicly traded Canadian corporation in 1989. Since then, the Company has renounced its original state of incorporation under the laws of the Province of British Columbia, Canada and on February 24, 1997 applied for Certificate of Registration and filed Articles of Continuation in the office of the Secretary of State of Wyoming. The Company is now incorporated under the laws of the state of Wyoming in accordance with W.S. 17-16-1710 without any break in corporate existence. The Company is publicly traded on the NASDAQ OTC BB under the symbol "TNAV" and under the symbol "TND" on the Hamburg Stock Exchange and the Frankfurt Stock Exchange. The Company maintains its executive offices in San Diego, California at 7960 Silverton Ave., Suite 210, San Diego, California 92126
and its telephone number is 858-547-42140.   As used herein, the term
"TND" or "Company" refers to Tri-National Development Corp. and its subsidiaries, unless the context indicates otherwise.

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

BUSINESS STRATEGY

The Company remains tightly focused on its current business strategy to restructure its debt and maximize shareholder value, which focuses on three priorities: growth, profitability and liquidity through both domestic and international real estate investments. The Company plans to
(1) purchase and develop the 2,500-acre Hills of Bajamar commercial, residential and industrial project, located across the toll road from the world-famous Bajamar Oceanfront Hotel and Golf Resort; (2) expand Plaza Rosarito, an existing 187,500 square foot commercial shopping center and 15 acres of undeveloped ocean front land zoned for a 450-room hotel and convention center, located in Rosarito Beach, Baja California; (3) complete and (4) expand Portal Del Mar, an existing 123-unit condominium development overlooking the Pacific Ocean. The Company is intent on growing this existing asset base and thereby creating cash flow to pay creditors and emerge from Chapter 11 Reorganization. The Company's business strategy could be materially affected by various risk factors such as changes in general economic or political conditions either nationally or in the regions in which the Company operates or may commence operations, job growth and employment levels, home mortgage interest rates or consumer confidence, among other things (See "RISK FACTORS"). Nevertheless, the Company remains optimistic about its ability to grow its business.

Land Acquisition and Development

Management continues to believe that its business requires in-depth knowledge of local markets in order to acquire land in desirable locations and on favorable terms, to engage subcontractors, to plan communities keyed to local demand, to anticipate customer tastes and price ranges in specific markets and to assess the regulatory environment.

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

Sales

Sales by the Company are generally made pursuant to a standard sales contract, which generally requires a customer deposit at the time of execution and an additional payment upon required approvals. Subject to particular contract provisions, the Company generally permits customers to cancel their obligations in the event approvals are unobtainable within a specified period of time.

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

The Hills of Bajamar property is located in the region that has become known as "the Gold Coast" because of the current and planned developments. New developments in the region include: (1) access to U.S. title insurance; (2) access to U.S. mortgage money; (3) a $200 million plan to privatize and expand the port of Ensenada, which is well underway and is to include a 70 mile railroad link to the United States, Baja California's first container- handling facility and a newly completed passenger cruise ship terminal; (4) a $400 million power plant that will generate 440 megawatts, enough to power one million homes, to be built in the Rosarito and Ensenada area; (5) the legislation of casino gaming which would be a tremendous windfall for the Mexican economy and the Baja California coast; (6) construction is close to completion on Puerto Salina, a reported $150 million, 600-boat marina that is located just one mile north of the Hills of Bajamar or 46 nautical miles south of San Diego; (7) Fox Studios has built a movie studio located on a 150-acre site just north of the Hills of Bajamar with a project cost in excess of $55 million for the filming of the movie, the Titanic. There are many additional movies scheduled for filming at this same studio. Fox recently announced the addition of "Fox World", a $100 million theme park to the studio.

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

The zoning has been approved and a construction company has been retained by Valcas to start cutting the roads in accordance with the master plan. This allowed the Company to launch a 2,400 1/4-acre residential estate sales program in August of 2000. During the year end April 30, 2001, the Company sold approximately 50 lots at an average price of $30,000 each.

The Company plans to sell the 1/4 acre estates starting at $30,000 each with 10% down and low interest financing for up to 8 years. Upon full sell out of the 2,400 1/4 acre residential estates, the projected gross revenues would exceed $75 million with down payments of $7.5 million and annual mortgage payments of roughly $7 million. However, to raise immediate capital the Company released a limited number of lots at a cash price of $6,000 each. The Company is preparing to film the property with digital technology and anticipates including these images with the master plan and lot map to support sales on its web site as soon as it is available. Stewart Title of Houston, Texas will be offering the title work for this property.

The roads and utilities to the Hills of Bajamar were originally planned to be completed by Promar, S.A. de C.V., a Mexican development company, pursuant to a contract and in accordance with the master plan, concurrently with their U.S. construction company building a new international airport 7 miles to the southeast of the property. The improvements are to be paid by Promar as an additional cost to the airport.

However, due to their continuing delays in starting, the Company has to decided to proceed on its own with the infrastructure plans.

The Company believes that the sale of residential estates and revenues generated from construction of homes on these properties within its Vinas de Bajamar development over the next 12 months will result in immediate, long-term and consistent revenues to support the Company's operations through its reorganization and provide cash flow to begin the payback of the planned 100% return to its creditors.

Medical Campus

International Health Networks, (IHN) is Nevada corporation and a majority-owned non-active of the Company. IHN was intended to be a multitude of U.S. medical services designed for Mexico that the Company envisioned for the past several years as the magnet for attracting the retiree market in Baja California, Mexico. The primary focus for IHN has been to build a planned medical campus on the Hills of Bajamar property. The medical campus was originally conceived by the Company in 1997 and called for 150 acres at the south end of the property. The Company would retain the construction rights to build all required facilities on the combined 250 acres and maintain a property management contract. The campus would include an acute care hospital associated with a recognized U.S. medical provider, a medical school complete with dormitories, class rooms and auditorium, medical exhibition center, R & D facilities for pharmaceutical industry and facilities for long-term care combined with anti-aging and wellness programs. This campus would be important not only to the region, but to the Company's desire to create a retirement mecca on its properties.

In May of 1999, the Company received the approvals from the Mexican government for the development of a medical school and a four-year university. The Company had originally planned to build this facility on its Hills of Bajamar property, however it has redesigned it's concept plans to build the school on the north end of Bajamar, upon closing of escrow if that can occur in the near future. This entity is currently on hold.

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

CURRENT AND PLANNED DEVELOPMENTS IN THE U.S.

Senior Independent and Assisted Living and Alzheimer's Care

Alpine Gardens East, inc.

Alpine Gardens East, Inc. ("AGE") is a Nevada corporation created to acquire and develop senior and assisted living facilities primarily in the S.W. United States. In January of 1998, the Company acquired 51% of this corporation for a combination of $270,500 in cash and 864,500 shares of Class B Series B preferred stock. The Class B Series B preferred stock was converted into subordinated 15% Convertible debentures. The Debentures were subsequently converted to 864,500 common shares during year end April 30, 2000. AGE facilities were expected to combine housing, minimum health care and personal support for elderly residents who need assistance with certain activities of daily living, without the need of a complete nursing facility. The Company no longer maintains a majority interest in the Youngtown Gardens, and the Company wrote off its investment in the entity prior to April 30, 2001.

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

To reduce its liability during the fourth quarter ending April 30, 2001, the Company successfully completed an assignment of the $13,000,000 construction loan and accrued interest and penalties to its minority partner in this project in exchange for a reduced participation of 20% of the future net profits after debt service. The property was subsequently foreclosed by the lender.

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

In April of 1999, the Company acquired 2.39 acres of undeveloped land in San Marcos, California for $800,000 (See "Legal Proceedings"). The property was foreclosed in 2001.

Chapter 11 Reorganization

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

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES

The Company experienced net losses of approximately $(3,914,000) in the year ended April 30, 2002, and net losses of $8,540,000 in the year ended April 30, 2001. Losses are likely to be significant for at least the next year to possibly two years as we restructure our debt and continue to invest additional funds into existing projects to bring them to cash flow, as well as investing in new projects. We may not generate profits in the short term or at all. If we fail to achieve profitability, that failure could have a negative effect on the market value of our common stock.

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

CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS

As of April 30, 2002, the Company's directors and executive officers and their affiliates beneficially owned approximately 25.34% of the Company's outstanding shares of Common Stock (See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT)." As a result, these stockholders, acting together, would be able to significantly influence many matters requiring approval by the stockholders of the Company, including the election of Directors. These shares are available for sale in accordance with Rule 144. Rule 144 provides, in essence, that a shareholder who is an affiliate of the Company, after holding restricted securities for a period of one year, may every three months, sell them in an unsolicited brokerage transaction in an amount equal to 1% of the Company's outstanding common shares, or the average weekly trading volume, if any, during the four weeks preceding the sale. Non-affiliated shareholders holding restricted securities are not subject to the 1% limitation and may sell unlimited amounts of shares they own, under certain circumstances, after a one-year holding period. If a substantial part of the shares, which can be sold were so sold, the price of the Company's common shares might be adversely affected.

EMPLOYEES

As of April 30, 2002, the Company and its subsidiaries employed 3 people on a full-time basis. The Company's success is highly dependent on its ability to attract and retain qualified employees. To date, the Company believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be successful in the future. The Company believes relations with its employees are excellent. No employees are represented by collective bargaining agreements.

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

Chapter 11 Reorganization

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

Citizens Business Bank (formerly Chino Valley Bank)

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

The bank filed its appeal on June 16, 1999. The Company filed its answer to their appeal on September 16, 1999. Oral arguments were held on September 6, 2000 and the Appellate Court, based on their finding of inconsistent jury verdicts, returned the case to the State Court for retrial. The case is currently proceeding toward retrial, with an anticipated trial date of November, 2002.

Short Term Corporate Notes

The Company previously issued nine-month corporate notes ("Notes"), in reliance on exemptions from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The Company became the subject of a cease and desist order issued by the Wisconsin Securities Division, based on sales of its Notes to Wisconsin residents. The nine-month promissory note program was brought to the Company by the investment banking firm, Johnson, Richards & Company, Inc., and the Company relied on representations made by that firm that a federal exemption was available under the right terms and conditions. With the proceeds being used for specific projects etc., the Notes were considered commercial paper and exempt from securities registration. Although the Company believes it properly met the criteria for exemption, because it used the proceeds to acquire real estate and has argued that the sales met the requirements of the Wisconsin private offering exemption, it has paid off all of the Notes due in Wisconsin. The Company also agreed to voluntary cease and desist orders in California, North Carolina and Connecticut with respect to sales of those same Notes in those States. The California and North Carolina Department of Corporations required the Company to offer rescission to their respective investors regarding the issuance of the notes and all California investors accepted that rescission offer. This required the Company to repay all California investors their principal only, which the Company had begun paying. The State orders do not prohibit future registered, exempt or qualified sales of the Company's securities in those States.

Additionally, the Louisiana Commissioner of Securities is currently examining the sales of the Notes to Louisiana residents. In the event that it is found that the sales did not meet the requirements of applicable exemptions from registration in Louisiana, it will probably be the position of the State of Louisiana that the Company must refund all investments in the Notes to Louisiana purchasers. The Company issued approximately $1,500,000 in Notes to Louisiana investors. The Company paid some of the Notes due in Louisiana. There can be no assurance, however, that the violations will in fact be cured and therefore it is possible that further remedial action may be required.

Because the Company relied on federal and state exemptions for placement of its Notes, it is possible that other states may find that the Company did not comply with the various blue-sky exemptions. The consequences of any such violations may vary from state to state, but could include the requirement that the Company rescind some or all of the sales in such states at the request of the affected subscribers and prepare formal registration statements and/or other documentation at the request of the securities regulators. Additionally, the Company and/or its officers may be subject to civil and/or criminal fines or penalties including, but not limited to, a sanction with regard to the Company's ability to make any public offering in the future.

New England International Surety

As stated, to implement its business strategy, the Company initially funded acquisitions, development and general working capital by issuing the aforementioned nine-month Corporate Notes at 10% interest per annum. The investors principal and interest were guaranteed by the Company and further bonded by New England International Surety Co., for up to $15 million. The Company agreed to collateralize the bonding from New England International Surety Co. with a portion of its Hills of Bajamar property. Additionally, it was required to pay over $1,000,000 in bonding fees. As of April 30, 2002 the Company continued to have roughly $12,000,000 in nine-month notes outstanding, of which all are due. The Company intended to repay the principal and interest with cash flow generated from operations, property specific mortgages and the sale of its Series B Convertible Debentures. New England International Surety Co. has not performed and the matter has been reviewed by legal counsel relative to pursuing the recovery of the bonding fees through litigation. The Company previously withdrew its collateral when New England could not comply with the bonding agreements, by failing to repay even one single penny to any of the investors that had relied on their guarantee. This, in spite of numerous requests and meetings for that purpose by the Company and many of the note-holders, with New England principals.

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

Commercial Money Center

This was a loan stemming from 1996, which the Company withheld payments for due to consequential legal theories, which will be resolved in court. The Company agreed to a summary judgment and is liable for a $250,000 judgment.

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

Silver Pointe Investments, LLC

Sliver Pointe Investments, LLC provided the remaining $750,000 bridge loan to complete the acquisition of the Portal Del Mar property. The six-month loan was due in January, 2000 at which point Silverpoint began legal proceedings to recover their funds. The parties then agreed to a joint venture to resolve the dispute. The parties continue to have issues to resolve prior to proceeding.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders for a vote during the Company's fourth quarter of the year ending April 30, 2002.

                                 PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS

The following table sets forth the trading history of the Common Stock on the Over the Counter Bulletin Board through June 30, 2002, as reported by FT Interactive Data. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of April 30, 2002, there were 98,071,595 shares issued and outstanding out of an authorized 250,000,000.


                          HIGH BID      LOW BID     HIGH ASK      LOW ASK

2000 QUARTER

First (1/1 - 3/30)        $0.78125     $0.43750     $0.84375     $0.50000
Second (4/1 - 6/30)        0.43750      0.25000      0.46875      0.28125
Third (7/1 - 9/30)         0.93750      0.90625      1.03130      0.90625
Fourth (10/1 - 12/31)      0.87500      0.37500      1.00000      0.43750

2001 QUARTER

First (1/1 - 3/30)        $0.75000     $0.43750     $0.87500     $0.50000
Second (4/1 - 6/30)        0.43750      0.25000      0.50000      0.28125
Third (7/1 - 9/30)         0.12000      0.05000      0.15000      0.09000
Fourth (10/1 - 12/31)

2002 QUARTER

First (1/1 - 3/30)        $0.03000     $0.00500     $0.05000     $0.03500
Second (4/1- 6/30)         0.03000      0.00500      0.05000      0.03500


HOLDERS

As of April 30, 2002, there were approximately 1,150 registered holders of the Company's Common Stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

DIVIDEND POLICY

The Company has never declared or paid cash dividends on its Common Stock, and may elect to retain its net income in the future to increase its capital base. The Company does not currently anticipate paying cash dividends on its Common Stock in the foreseeable future.

STOCK ISSUED FOR SERVICES

In an effort to preserve cash, the Company issued a limited number of shares of Common Stock in the Company for services for the year end April 30, 2002. Services included full-time and part-time employees, outside consultants, marketing, architects, engineers, land planners, accounting and legal services, web site design and other professional services.

STOCK ISSUED TO CAPITAL TRUST, INC.

A total of 4,000,000 restricted common shares were issued to Capital Trust, Inc. of New York. There were 500,000 shares issued as a retainer for investment banking services and 3,500,000 shares in connection with the $8 million loan for the closing of Plaza Rosarito (See "BUSINESS"). The 4,000,000 common shares will be canceled upon repayment of the loan. As the 3,500,000 shares were issued for collateral purposes only, they are not included in the issued and outstanding calculations. In addition, 2,000,000 restricted common shares were issued to The A.J. Hester Group, which have been requested by corporate counsel an has not been honored to date.

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

WARRANTS GRANTED AND EXERCISED DURING THE YEAR

The Company had roughly 5,000,000 warrants exercised during the year end April 30, 2002. The shares issued pursuant to this private placement are restricted securities as defined by Rule 144.


ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The Company was organized to create and realize value by identifying and making opportunistic real estate investments through the direct acquisition, rehabilitation, development, financing and management of real properties and/or participation in these activities through the purchase of debt instruments or equity interests of entities engaged in such real estate business. The Company's current business strategy is to restructure its debt and maximize shareholder value, focusing on three priorities: growth, profitability and liquidity through both domestic and international real estate investments.

PLAN OF OPERATION

To date, the Company has obtained funds for the acquisition of its properties from the sale of common stock and the issuance of 9-month promissory notes ("Notes"). State and federal securities regulators have been targeting nine-month note programs, primarily being offered by sham and/or start-up companies. The Company agreed to voluntarily cease sales of its Notes, although management feels that the program met the requirements of federal and state exemptions from registration for sales of commercial paper. With the cessation of Note sales, the Company experienced a need for alternative funding for the completion of development and repayment of debt on its current projects. This need, coupled with Senior Care Industries filing of an Involuntary Chapter 11 in August 2001 against Tri-National, led to the need to file a voluntary Chapter 11 Bankruptcy filing in the San Diego Federal Bankruptcy Court on October 23, 2001.

In the schedules filed with the bankruptcy court, the Company listed approximately $86,000,000 in assets and roughly $33,000,000 in total debt. The Company's total assets listed in the bankruptcy schedules are based on current market values per U.S. appraisals, versus the assets listed on a cost basis in the Company's audited year-end April 30, 2002 balance sheet in accordance with GAAP. The filing of the Chapter 11 proceeding allows the Company an automatic stay from its creditors.

The largest asset listed in the Company's Chapter 11 schedules is the ownership of 100% of the stock in Planificacion Desarrollos de Jatay, S.A. de C.V. ("Planificacion"), a Mexican corporation, valued at $49,000,000. Planificacion was formed for the sole purpose of buying, owning and developing the Hills of Bajamar. The Hills of Bajamar property is a 2,500-acre parcel located in the Municipality of Ensenada, on the Pacific Ocean side of Baja California, Mexico, roughly 50 miles south of San Diego, California. The purchase contract completed in 1992, through Planificacion, provides for an overall purchase price of $6,000,000 for the 2,500 acres ($2,400 per acre or $.60 per sq. meter). The property is being purchased on a gradual basis in 247-acre increments at $600,000 apiece. As of April 30, 2002, the Company had purchased three parcels of which it retains title to 600 acres and the unpaid balance of roughly 1,750 acres remains in trust with Banco Ixe. A certified U.S. appraisal completed in March of 2001 valued the property in excess of $23,333 per acre. The purchase terms were negotiated in 1991 prior to four events: (1) the passage of NAFTA; (2) the liberalization of foreign ownership of land in Mexico; (3) the California Department of Real Estate issuing a decree that the advertisement in California for sale of foreign homes and land is no longer subject to their jurisdiction; and (4) the mega-developments in the area (see below).

Vinas de Bajamar

The Company has completed the master plan for the first 1,250 acres known as, Vinas de Bajamar, in conjunction with GMA International, a world-renowned master planner, and Valcas Internacional, S.A. ("Valcas"), the original builder of the Bajamar Ocean Front Hotel and Golf Resort and several other resort, commercial and residential properties throughout Mexico.

The zoning has been approved and a construction company has been retained by Valcas to start cutting the roads in accordance with the master plan. This allowed the Company to launch a 2,400 1/4-acre residential estate sales program in August of 2000. During the year end April 30, 2001, the Company sold approximately 50 lots at an average price of $30,000 each.

The Company plans to sell the 1/4 acre estates starting at $30,000 each with 10% down and low interest financing for up to 8 years. Upon full sell out of the 2,400 1/4 acre residential estates, the projected gross revenues would exceed $75 million with down payments of $7.5 million and annual mortgage payments of roughly $7 million. However, to raise immediate capital the Company released a limited number of lots at a cash price of $6,000 each. The Company is preparing to film the property with digital technology and anticipates including these images with the master plan and lot map to support sales on its web site as soon as it is available. Stewart Title of Houston, Texas will be offering the title work for this property.

The roads and utilities to the Hills of Bajamar were originally planned to be completed by Promar, S.A. de C.V., a Mexican development company, pursuant to a contract and in accordance with the master plan, concurrently with their U.S. construction company building a new international airport 7 miles to the southeast of the property. The improvements are to be paid by Promar as an additional cost to the airport.

ITEM 7.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     TRI-NATIONAL DEVELOPMENT CORP.

                                                                     PAGE
                                                                     ----

Report of Don Harrison, CPA  - Independent Auditor . . . . . . . . . . 25
Consolidated Balance Sheets as of April 30, 2001 and 2000. . . . . . . 27
Consolidated Statement of Income for year ended April 30, 2001 . . . . 28
Consolidated Statement of Cash Flows for year ended April 30, 2001 . . 29
Consolidated Statement of Changes in Stockholders' Equity. . . . . . . 30
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . 31

                            Ludlow & Harrison
                            a CPA corporation
                     3545 Camino del Rio, So. Ste D
                           San Diego, CA 92108
               Phone: (619) 283-3333  Fax: (619) 283-7997



August 14, 2002

LUDLOW & HARRISON CPA'S
3545 Camino del Rio South Ste. D
San Diego, CA. 92108


In connection with your audit of the financial statements of Trinational Development Corp. as of April 30, 2002 and for the year then ended for the purpose of expressing an opinion as to whether the financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of Trinational Development Corp., in conformity with generally accepted accounting principles, we confirm, to the best of my knowledge and belief, the following representations made to you during your audit.

     1. We responsible for the fair presentation in the financial statements of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.


     2.   We have made available to you all-

               a.   Financial records and related data.
               b. Minutes of the meetings of stockholders, directors, and committees of directors, or summaries of actions of recent meetings for which minutes have not yet been prepared.

     3.   There have been no-

               a. Irregularities involving management or employees who have significant roles in the internal control structure.
               b. Irregularities involving other employees that could have a material effect on the financial statements.
               c. Communications from regulatory agencies concerning noncompliance with, or deficiencies in, financial reporting practices that could have a material effect on the financial statements.

     4. We have no plans or intentions that may materially affect the carrying value or classification of assets and liabilities.


     5. The following have been properly recorded or disclosed in the financial statements:

               a. Related party transactions and related accounts receivable or payable, including sales, purchases, loans, transfers, leasing arrangements, and guarantees.
               b. Capital stock repurchase options or agreements or capital stock reserved for options, warrants, conversions, or other requirements.
               c. Arrangements with financial institutions involving compensating balances or other arrangements involving restrictions on cash balances and line-of-credit or similar arrangements.
               d.   Agreements to repurchase assets previously sold.

     6.   There are no-

               a. Violations or possible violations of laws or regulations whose effects should be considered for disclosure in the financial statements or as a basis for recording a loss contingency.
               b. Other material liabilities or gain or loss contingencies that are required to be accrued or disclosed by Statement of Financial Accounting Standards No. 5.

     7. There are no unasserted claims or assessments that our lawyer has advised us are probable of assertion and must be disclosed in accordance with Statement of Financial Accounting Standards No. 5.


     8. There are no material transactions that have not been properly recorded in the accounting records underlying the financial statements.


     9. Provision, when material, has been made to reduce excess or obsolete inventories to their estimated net realizable value.


     10. The company has satisfactory title to all owned assets, and there are no liens or encumbrances on such assets nor has any asset been pledged, except as made known to you.


     11. Provision has been made for any material loss to be sustained in the fulfillment of, or from inability to fulfill, any sales commitments.


     12. Provision has been made for any material loss to be sustained as a result of purchase commitments for inventory quantities in excess of normal requirements or at prices in excess of the prevailing market prices.


     13. We have complied with al aspects of contractual agreements that would have a material effect on the financial statements in the event of noncompliance.


     14. We have identified all accounting estimates that could be material to the financial statements, including the key factors and significant assumptions underlying those estimates, and we believe the estimates are reasonable in the circumstances.


     15. No events have occurred subsequent to the balance sheet date that would require adjustment to, or disclosure in, the financial statements.




Signature: /S/ Walter Ludlow, CPA
Date:       August 14, 2002

Tri-National Development Corporation
Consolidated Balance Sheet
At April 30, 2002 and 2001

Assets:                                              April 30, 02        April 30, 01
-------                                              ------------        ------------
Current  assets:
----------------
Cash in banks                                        $     12,579        $      8,969
Accounts receivable, net                                   42,500             352,665
                                                     ------------        ------------
   Total current assets                                    55,079             361,634

Investments:
------------
Viper convertible preferred stock (Note 2)              1,150,000           1,150,000
Hills of bajamar (Note 3)                               5,017,043           4,951,195
Plaza resort timeshares (Note 4)                                -          14,648,501
Assisted living-San Marcos (Note 5)                       450,000             579,974
Plaza rosarito (Note 6)                                11,507,519          11,472,349
Portal del mar condominiums (Note 7)                      573,011           1,645,122
Alpine Gardens East                                             -           2,373,923
El Mirador Center                                                              50,000
International health network                                    -              17,335
                                                     ------------        ------------
   Total investments                                   18,697,574          36,888,399

Other assets:
-------------
Cash in Banks - Restricted (Note 8)                       114,692             114,692
Property, furniture, and equipment, net                         -                   -
                                                     ------------        ------------
   Total other assets                                     114,692             114,692
                                                     ------------        ------------
   Total Assets                                      $ 18,867,345        $ 37,364,725
                                                     ============        ============

Liabilities and stockholders' equity:
-------------------------------------
Current liabilities:
--------------------
Accounts payable and accrued liabilities             $    109,284        $  4,703,837
Loans payable-short term-1 year or less                         -          21,357,469
                                                     ------------        ------------
   Total current liabilities                              109,284          26,061,306

Long Term Accrued Liabilities                           4,503,455                   -
Judgments Payable (Note 9)                              9,397,940                   -
Notes payable-net of current portion (Note 10)         12,021,223           9,079,055
                                                     ------------        ------------
   Total Liabilities                                   26,031,901          35,140,361

Stockholders' equity:
---------------------
Common stock (100,000,000 Auth 98,071,595 Outstanding) 10,174,063          16,648,437
Retained Earnings (Deficit)                           (17,338,618)        (14,424,073)
                                                     ------------        ------------
   Total stockholders' equity                          (7,164,556)          2,224,364

                                                     ------------        ------------
Total Liabilities and Stockholders' Equity           $ 18,867,345        $ 37,364,725
                                                     ============        ============

The accompanying notes are an integral part of the consolidated financial Statements.

Tri-National Development Corporation
Consolidated Statement of Income
For year ended April 30, 2002 and 2001


                                                              For year ended
                                                     --------------------------------
                                                     April 30, 02        April 30, 01
                                                     ------------        ------------
Revenues:
---------
  Revenues                                           $     82,600        $     12,060
                                                     ------------        ------------

Operating Expenses:
-------------------
  Corporate note expense (Excluding interest)                   -              (7,056)
  Consulting Fees                                          66,251             286,608
  Sales and marketing                                        (445)             94,428
  Legal, accounting and insurance                         157,706             153,634
  Interest expense                                        876,988           1,421,645
  General and administrative                              625,039             783,421
                                                     ------------        ------------
    Total operating expenses                            1,725,540           2,732,680

                                                     ------------        ------------
Loss from Operations                                   (1,642,940)         (2,720,620)

Other Income and Losses
-----------------------
  Gain on Debt Cancellation (Note 11)                     535,367                   -
  Writeoff of Investments (Note 12)                    (2,807,281)         (3,560,660)
  Writeoff of Marketable Securities                             -          (1,310,979)
  Judgement Losses                                              -            (947,940)
                                                     ------------        ------------
    Total Other Income and Losses                      (2,271,914)         (5,819,579)

                                                     ------------        ------------
Loss before taxes                                      (3,914,854)         (8,540,199)

less: income tax                                                -                   -

                                                     ------------        ------------
Net income (loss)                                      (3,914,854)         (8,540,199)

Primary:
--------
Income (loss) before extraordinary item              $      (0.04)       $      (0.21)
Extraordinary item                                   $          -        $          -
                                                     ------------        ------------
Net Income                                           $      (0.04)       $      (0.21)
                                                     ============        ============

Fully diluted:
--------------
Income (loss) before extraordinary item              $      (0.04)       $      (0.21)
Extraordinary item                                   $          -        $          -
                                                     ------------        ------------
Net Income                                           $      (0.04)       $      (0.21)
                                                     ============        ============


The accompanying notes are an integral part of the consolidated financial Statements.

Tri-National Development Corporation
Consolidated Statement of Cash Flow
For year ended April 30, 2002 and 2001


                                                              For year ended
                                                     --------------------------------
                                                     April 30, 02        April 30, 01
                                                     ------------        ------------
Cash from Operating activities
------------------------------
Net Loss per Consolidated Statement of Income        $ (3,914,854)       $ (8,540,199)
Adjustments:
Accrued Interest expenses
-------------------------
  Reversal of Accrued Interest on Corp Notes
   & Other Loans                                          956,070           1,301,216
  Reversal of Capitalized Interest-San Marcos
   & Portal Del Mar                                        56,061
Debt Cancellations
------------------
  Cancel overdrawn balance at Scripps Bank                 (7,965)
  Cancel Corp Bond Insurance                             (188,071)
  Cancel Corp Notes Commissions                          (339,331)
Write-off of Investments and Judgments
--------------------------------------
  Reversal of write-off - Silver Point Joint Venture      396,024
  Reversal of write-off - Alpine Gardens East           2,343,923
  Reversal of write-off - El Mirador                       50,000
  Reversal of write-off - International Health Network     17,334
  Reversal of write-off - Viper & MRI Stock                                 1,868,185
  Reversal of write-off - Netrom Stock                                      1,292,794
  Reversal of write-off - Carlsbad-Carlsbad Property                          145,291
  Reversal of write-off - Various Judgements                                  947,940
  Reversal of write-off - Uncollectable Receivables GSDIC                     123,389
Accrued General & Administrative Expenses
-----------------------------------------
  Accrued Salaries                                        288,194             201,072
  Accrued Legal Fees                                       68,802             136,514
  Other Accrued Expenses                                  131,513             298,146
                                                     ------------        ------------
  Total Adjustments                                     3,772,554           6,314,547
Net Cash Loss From Operations                            (142,300)         (2,225,652)
Accounts receivable-Trade                                     521             147,500
                                                     ------------        ------------
     Net Cash from Operating activities                  (141,779)         (2,078,152)
                                                     ------------        ------------

Cash used in Investments
------------------------
  Alpine Gardens East                                           -            (365,954)
  MRI Medical Diagnostics                                       -              18,184
  Assisted Living-Other Projects                                -           1,942,898
  Hills of Bajamar                                        (65,848)           (708,852)
  Plaza Rosarito                                          (17,442)           (436,649)
  Plaza Resort Timeshares                                       -              (3,416)
  El Mirador                                                                  (50,000)
  Other Assets                                                  -             (85,830)
                                                     ------------        ------------
     Net Cash used in Investments                         (83,290)            310,381
                                                     ------------        ------------

Cash provided by Financing
--------------------------
  Notes and Loans Payable                                  45,542            (538,402)
  Common Stock Private Placements & Warrants              183,137           2,233,848
                                                     ------------        ------------
     Net Cash provided by financing activities            228,679           1,695,446
                                                     ------------        ------------

     Net change in cash and equivalents                     3,610             (72,325)
     Cash and equivalents, beginning of period            123,661              81,294
                                                     ------------        ------------
     Cash and equivalents, end of period             $    127,271        $      8,969
                                                     ============        ============

The accompanying notes are an integral part of the consolidated financial Statements.

Tri-National Development Corporation
Consolidated Statement of changes in Stockholders' Equity
For the years ended April 30, 2002 and 2001



                                                                         RETAINED        TOTAL
                                            COMMON         PAID IN       EARNINGS     STOCKHOLDERS'
                                            STOCK          CAPITAL       (DEFICIT)       EQUITY
                                            -----          -------       ---------       ------
Balance, April 30, 2000                   $13,814,089    $ 1,431,142    $ (5,883,874)  $ 9,361,357

Sales of common stock-Private placements    1,391,741              -                     1,391,740
Common stock issued for services              243,650
Conversion of debt to common stock            928,957
Common stock purchased by officers            270,000
Paid in capital-Alpine Gardens East -
 Closed company                                             (803,034)
Paid in capital - Tri-National Holdings
 S.A. de C.V. - Correction                                  (628,108)                     (628,108)
Net income (loss)                                                        (8,540,199)
                                          -----------    -----------   ------------    -----------
Balance, April 30, 2001                   $16,648,437    $         -   $(14,424,073)   $ 2,224,364
                                          ===========    ===========   ============    ===========

Sales of common stock-Private placements      183,137                                      183,137
Return of Common Stock to Treasury           (270,000)                                    (270,000)
Closed GSDIC Common Shares for
 Discontinued Subsidiary                     (818,065)                                    (818,065)
Closed Retained Earnings (Deficit) for
 Discontinued GSDIC Subsidiary                                            1,000,309      1,000,309
Reversed Purchase of plaza
 Resort Timeshares                         (5,569,446)                                  (5,569,446)
Net income (loss)                                                        (3,914,854)    (3,914,854)
                                          -----------    -----------   ------------    -----------
Balance, April 30, 2002                   $10.174.063    $         -   $(17,338,618)   $(7,164,555)
                                          ===========    ===========   ============    ===========

The accompanying notes are an integral part of the consolidated financial Statements.

                     TRI-NATIONAL DEVELOPMENT CORP.
                    NOTES TO THE FINANCIAL STATEMENTS
              FOR THE YEAR ENDING APRIL 30, 2002 (Audited)


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

The Company was incorporated on July 31, 1979 as Rocket Energy Resources Ltd. under the laws of the Province of British Columbia, Canada by registration of its Memorandum and Articles. The Company changed its name to MRI Medical Technologies, Inc. in April of 1989. On December 7, 1992, the Company changed its name to Tri-National Development Corp. and recapitalized on the basis of five (5) common shares of MRI Medical Technologies, Inc. for one (1) common share of Tri-National Development Corp. In January of 1997, the Shareholders approved a special resolution to change the corporate domicile from Vancouver, B.C. to the state of Wyoming. On February 24, 1997, the Company's Articles of Continuation were accepted by the state of Wyoming and it is now incorporated in good standing under the laws of the State of Wyoming. The Company maintains its executive offices in San Diego, California at 7960 Silverton Ave. in Suite 210 and its telephone number is 858-547-4214.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Tri-National Holdings, S.A. de C.V., a 60% owned subsidiary, Planificacion Desarrollos de Jayay, SA de CV, a 100% owned subsidiary, Inmobilaria Plaza Baja California, S.A., a 100% owned subsidiary, and Alpine Gardens East, Inc., a 51% owned subsidiary. All material intercompany accounts and transactions have been eliminated in the consolidation.

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

NOTE 3.        REAL ESTATE DEVELOPMENT PROPERTY: HILLS OF BAJAMAR

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

NOTE 4.        PLAZAS RESORT TIMESHARES AND COMMERCIAL PROPERTY

In December of 1996, the Company entered into an acquisition agreement with Valcas Internacional, S.A., to acquire 100% of the stock of Inmobilaria Plaza Baja California, S.A., a Mexican corporation, including its existing assets, which include 16+ developed acres of ocean front land within the Bajamar resort with plans for 328 vacation ownership (timeshare) units for $13,079,055, payable with notes for $9,079,055 and 1,000,000 Class B Series B Convertible Preferred shares with a value of $4.00 per share(See "NOTES PAYABLE"). During the Company's year end April 30, 2000, the Company paid $200,000 additional as it modified the original contract and converted the Class B Series B Preferred shares to common. The Company is in the process of renegotiating this contract with the seller, whereby the Company would release its rights and position in this property for an ongoing participation.

NOTE 5.        ASSISTED LIVING - SAN MARCOS

In April of 1999, the Company acquired 2.39 acres of undeveloped land in San Marcos, California for $800,000 (See "Legal Proceedings"). The Company plans to develop a 60-unit Alzheimer's care facility. The Company is currently negotiating the sale of this property.

NOTE 6.        PLAZA ROSARITO

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

NOTE 7.        PORTAL DEL MAR CONDOMINIUMS

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

NOTE 8.        CASH IN BANKS - RESTRICTED

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


NOTE 10.       LOANS PAYABLE SHORT-TERM

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

Short-term notes payable at April 30, 2002, consisted of the following:

    Corporate Notes payable
       9-month notes, interest at 10%,
       currently due                         $11,367,167

    Notes payable, short term
       interest at 10%, due January 31, 2001     654,056
                                             -----------

TOTAL                                        $12,021,223
                                             ===========

NOTE 11.       GAIN ON DEBT CANCELLATION

Scripps Bank                                 $     7,965
Corporate Notes Bonds Insurance                  188,071
Corporate Notes Commission                       334,331
                                             -----------
     TOTAL                                   $   535,367
                                             ===========

NOTE 12.       WRITE-DOWN OF INVESTMENTS

Write down of investment in Alpine
 Gardens East, Inc.                          $2,343,923
Write down of investment in Silver Point        396,024
Write off of investment in El Mirador            50,000
Write off of International Health Network        17,334
                                             ----------
               TOTAL                         $2,807,000
                                             ==========

NOTE 13.       PROPERTY, FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                             April 30, 2002
                                             --------------


     Furniture and equipment                 $33,080
     Less accumulated depreciation           (33,080)
                                             -------
                                             $     0
                                             =======
NOTE 14.       LEASES

The Company leases one office facility in San Diego, California and one in Ensenada, Baja California under operating leases which expire in 2001 and the year 2002, respectively. The leases generally require the Company to pay all maintenance, insurance and property taxes and are subject to certain minimum escalation provisions. The Company also leases autos, equipment and computers.

Future minimum operating lease payments as of April 30, 2002 are as follows:

     2002                                    $210,700
     2003                                     252,840
                                             --------
                                             $463,540
                                             ========

NOTE 15.       GOING CONCERN

During the Chapter 11 reorganization process, which was filed on October 23, 2001, after review with our various counsel, we have determined that approximately $3,000,000 of new capital will allow the restructuring of the Company's existing debt in the amount of approximately $12,000,000 of nine-month notes. These funds could allow us to proceed with the development of infrastructure necessary for the build out and operation of our planned properties and for general working capital needs. The $8,300,000 judgment held against the Company and several of its officers and directors by Capital Trust, Inc. will be dealt with by development of the Rosarito properties. We will also require additional capital to restructure the other assets held by the Company, which would allow the repayment of any additional debt not covered above. Capital markets have recently been volatile and uncertain. These markets may not improve, and we may not be able to access these markets to raise additional capital. If we fail to obtain new outside financing, the Company can still succeed with its plan, however it would be achieved by selling lots and using the funds to accomplish the infrastructure, which would obviously slow down the plan but not stop it. We could also restrict our activities or sell some of our interests in one or more of our subsidiaries, or other ventures, earlier than planned or at a "distressed sale" price.

The Company is also seeking to develop a reorganization plan which is to be filed prior to August 31, 2002 that would incorporate a security for the unsecured creditor during the period that the creditors are receiving payment, however not yet plaid in full. It is a follow-up to a recent letter to the nine-month note-holders, wherein we discussed our desire for such a plan.

The Company experienced net losses of approximately $3,914,854 in the year ended April 30, 2002, primarily due to continued write downs and write offs, preceded by losses of $8,540,199 in the year ended April 30, 2001, also primarily due to several write downs and write offs, and net income of $532,629 in the year ended April 30, 2000. Losses are likely to continue for at least the next year to possibly two years as we restructure our debt and continue to invest additional funds into existing projects to bring them to cash flow.

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

19.5 Contingent Liability

Duet to lack of funds, the Company has been unable to provide Directors and Officers Insurance to its officers and directors. This coverage remains unattended to date, in spite of accruing potential liabilities to both officers and directors related to legal issues both in process and outstanding.

OFFICERS AND DIRECTORS

The following table sets forth the name, age and position of each of the persons who were serving as executive officers and directors of the Company as of April 30, 2000.

                                POSITIONS HELD
NAME                     AGE    WITH THE CORPORATION         SINCE
------                   ---    ---------------------        -----
Michael A. Sunstein      59     Director, CEO &              1989
                                President
Dr. Jerry Parker         64     Director and                 1996
                                V.P. Medical Development
Jay Pasternak            44     Director                     1994
Dr. Robert Rosen         54     Director                     1989
Jason Sunstein           30     Secretary and                1989
                                V.P. Investor Relations
Ted Takacs               53     Director                     1994

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

DR. JACOB J. PARKER. Dr. Parker has been a Director and V.P. Medical Development of the Company since 1996. Dr. Parker is currently Medical Director and Director of Radiology for several MRI centers and breast imaging centers in Northern California since 1973. He was previously Chief of Radiology and Nuclear Medicine at Ross General Hospital, Clinical Professor of Radiology at the University of California, Irvine, and Instructor of Radiology at the University of Southern California Medical Center from 1970 to 1988. Dr. Parker received his M.D. from the University of Manitoba, Canada in 1962.

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

DOUGLAS MORGAN. Mr. Morgan joined the Company in 1989 as a shareholder and in September of 1998 as a consultant for internet marketing, web design and computer software, hardware and networking. Mr. Morgan is a Magna Cum Laude graduate from both Massachusetts Institute of Technology with a Bachelors Degree and Stanford University with a Masters Degree, both in Computer Science and Electrical Engineering. He has over 25 years of experience in the computer industry with an early background in programming, design and project management with companies such as Computer Sciences Corp., Hughes, NCR and Hewlett Packard.

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

ITEM 10.       EXECUTIVE COMPENSATION

The Company has granted stock options to members of the board of directors in 1996, 1997, 1998 and 2000 outlined below. Other than these stock options, the Company does not pay compensation to its directors, nor does it maintain any pension, retirement or other arrangement. The board of directors for the Company held a total of five (5) regular meetings during its last fiscal year. All directors attended each of the meetings via telephone conferencing. It is anticipated that in light of the recent litigation abuses the Board of Directors has been exposed to, the Company's position on this non-compensation issue may in fact addresses in the coming fiscal year.

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

Total compensation paid to officers of the Company for its past three fiscal years is set forth below:

                       SUMMARY COMPENSATION TABLE

                                                          Long Term Compensation
                                                     --------------------------------
                          Annual Compensation              Awards           Payouts
                   ------------------------------------------------------------------

                                            Other               Securities
                                            Annual     Rstrctd.   Under-               All Other
Name and                                    Compe-      Stock     lying       LTIP       Compe-
Principal                                   nsation    Award(s)   Options    Payouts     nsation
Position      Year  Salary($)   Bonus ($)     ($)        ($)        (#)        ($)         ($)
-------------------------------------------------------------------------------------------------
Michael A.    1998   $120,000   $     0    $     0     $     0       0       $     0    $     0
Sunstein,     1999   $144,000   $     0    $     0     $     0       0       $     0    $     0
CEO &         2000   $144,000   $     0    $     0     $     0       0       $     0    $     0
President


Paul G.       1998   $      0   $     0    $     0     $66,000       0       $     0    $     0
Goss, V.P     1999   $ 30,000   $     0    $     0     $68,250       0       $     0    $     0
& U.S.        2000   $ 36,000   $     0    $     0     $25,000       0       $     0    $     0
Counsel


Jason A.      1998   $ 60,000   $     0    $     0     $     0       0       $     0    $     0
Sunstein,     1999   $ 72,000   $     0    $     0     $     0       0       $     0    $     0
Secretary     2000   $ 84,000   $     0    $     0     $     0       0       $     0    $     0
& V.P

(1) There are seven five directors for the fiscal year ended April 30, 2002.
(2) Norman Edwards and Douglas Morgan of the Advisory Team received minimal consulting fees during the year ended April 30, 2001.
(3) A total of 1,500,000 Qualified Employee Stock Options were approved pursuant to the Tri-National Development Corp. 2000 Equity Incentive Plan. The 1,500,000 Qualified Employee Stock Options have not yet been issued.


ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of April 30, 2002 (based on a total of 98,071,595 outstanding shares of Common Stock) by (1) all persons know by the Company to own beneficially more than 5% of the common stock, (II) each of the Company's Directors, (III) each of the Named Executive Officers, and (IV) all executive officers and directors as a group. Except as otherwise indicated, the Company believes the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

NAME AND ADDRESS OF        SHARES BENEFICIALLY        PERCENTAGE
BENEFICIAL OWNER (1)              OWNED           BENEFICIALLY OWNED
--------------------       -------------------    ------------------
Michael A. Sunstein (2)         4,663,240               %9.4
Jason A. Sunstein (3)           2,992,430                6.0
The A.J. Hester Group           2,000,000                4.0
C/o Josephtal and Co.
200 Park Ave., 24th Fl.
New York, NY  10166
Jerry Parker, M.D.              1,850,857                3.7
Paul G. Goss                      125,000                *
Dr. Robert Rosen                  140,000                *
Jay Pasternak                     121,287                *
Ted Takacs                         50,000
Advisory Team                   3,750,000                3.8
All Directors and Officers as
  a Group                       9,942,814                10.1
TOTAL OF ABOVE                 13,692,814                13.90

(1) Except where otherwise noted, the address of the Company's directors and executive officers is c/o Tri-National Development Corp., 7960 Silverton Ave., Suite 210, San Diego, California 92126.

(2) Does not include a total of 1,500,000 Qualified Employee Stock Options that were approved pursuant to the Tri-National Development Corp. 2000 Equity Incentive Plan. The 1,500,000 Qualified Employee Stock Options have not yet been issued.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                 PART IV

ITEM 13.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K

The following documents are filed as a part of the report:

(a) FINANCIAL STATEMENTS. The following consolidated financial statements of the Company are included in Part II, Item 7 of this report:

     Independent Auditors' Report
     Consolidated Balance Sheets as of April 30, 2002 and 2001
     Consolidated Statements of Operations for the year ended
      April 30, 2002
     Consolidated Statements Cash Flows for the ended April 30, 2002 Consolidated Statements of Shareholders' Equity for the year ended
      April 30, 2002
     Notes to Consolidated Financial Statements

(b) REPORTS ON FORM 8-K. For the year end April 30, 2002, six reports on Form 8-K were filed by the Company and are incorporated by reference herein.

(c ) EXHIBITS. The following exhibits are filed as a part of this report:

EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------

None.

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by this undersigned, thereunto duly authorized, in the City of San Diego, California, on this 14th day of August, 2002.

TRI-NATIONAL DEVELOPMENT CORP.
a Wyoming Corporation


BY:    Michael A. Sunstein
TITLE: Chief Executive Officer, President
       Director